Form 10QSB
period 1996-03-31
SISKON GOLD CORP
filed 1996-05-20
CIK 876459

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-QSB


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1996


                                      OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from                  to                .


                          Commission file no. 0-19502



                              SISKON GOLD CORPORATION
            (Exact name of registrant as specified in its charter)

   CALIFORNIA                                                  68-0254824
(State or other jurisdiction of incorporation or organization) (I.R.S. Employer
                                                          Identification No.)

         350 Crown Point Circle, Suite 100

 GRASS VALLEY, CA.                   95945                  (916) 273-4311
(Address of principal executive offices)     (Zip Code)        (Registrant's
                                                             telephone number)



      Securities registered pursuant to Section 12(b) of the Act:  None.



          Securities registered pursuant to Section 12(g) of the Act:

                             CLASS A COMMON STOCK
                                    (Title of Class)




Check  whether  the  issuer  (1) has filed all reports required to be filed  by
Section 13 or 15(d) of the Securities Exchange Act of 1934, during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the
past 90 days.  Yes  X .   No    .

As of May 17, 1996, the number of Class A common stock outstanding was 10,562,544, the number of Series 2 Class B common stock outstanding was 39,065.5 and the number of Series 1 Class B Common Stock outstanding was 638.


Transitional Small Business Disclosure Format (check one):  Yes  .   No   X .

                               TABLE OF CONTENTS




                        PART I - FINANCIAL INFORMATION


ITEM  1. Financial Statements                                                2

ITEM  2. Management's Discussion and Analysis                                2



                          PART II - OTHER INFORMATION


ITEM  1. Legal Proceedings                                                   4

ITEM  2. Changes in Securities                                               4

ITEM  3. Defaults Upon Senior Securities                                     4

ITEM  4. Submission of Matters to a Vote of Security Holders                 4

ITEM  5. Other Information                                                   4

ITEM  6. Exhibits and Reports on Form 8-K                                    4



SIGNATURES  .........                                                        5



FINANCIAL STATEMENTS                                                         6

                                    PART I

ITEM 1.  FINANCIAL STATEMENTS.

The Consolidated Interim Financial Statements of Siskon Gold Corporation are attached at the end of this document and incorporated fully by this reference.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

(A) PLAN OF OPERATIONS

The Company's short term and long term liquidity position is dependent upon bringing the San Juan Mine to commercial levels of production, and on the successful development of the Company's other properties. The Company has historically relied on debt and equity financing for property exploration and development and operating requirements.

San Juan

The San Juan Mine produced 4,137 ounces of dor<e'> during the first quarter of 1996. Attainment of commercial production was delayed due to ventilation and pumping projects being constructed. The new ventilation shaft is expected to be completed by the middle of May and was delayed three months due to complications experienced by the drilling contractor. The permanent mine dewatering system is expected to be completed by the end of May. The area of high water flows was successfully plugged in January. Also, additional definition drilling of a section of the reserves to the west was completed in March. In March 1996, the Company entered into a contract with the Doe Run Company to provide management personnel, engineering, training and other technical and systems services for the San Juan Mine. The contract is for 27 months and provides for an initial fee, base monthly compensation commencing July, 1996 and an incentive bonus for the twelve months ended June 30, 1997 based on the attainment of specified development, cost and production goals.

The Company estimates that an additional $1,034,000 will be expended for development and equipment at the San Juan Mine during the second quarter of 1996. Siskon plans to meet these cash requirements and mine operating costs from existing working capital, the proceeds from production and if needed from the proceeds from the project financing discussed below. However, no assurances can be given that there will be no further delays in completing development and the attainment of commercial production, which could require additional debt or equity capital. With the new management team and as these projects are completed and additional headings are opened, mining at commercial levels of production is expected to be attained. Production is initially planned for an output of 1,570 tons per day and 2,000 ounces of gold dor<e'> per month. During the quarter, 35,846 tons of ore were mined producing 4,137 ounces of dor<e'>.

To increase working capital to a level that management deems prudent, additional debt and equity is being sought. The Company is negotiating with Carl and Linda Seaman (the "Seamans"), shareholders and holders of a majority of existing convertible debt, to borrow $500,000 in project financing. The loan would be secured by the San Juan and Big Horn mines and senior to the existing convertible debt. The loan would be due November 15, 1998, bear interest at ten percent with the principle and interest convertible into Class A common stock at $1.75 per share. The Seamans would also have the option to convert an equal amount of their existing convertible debt into Class A common stock at the same price. If a private placement is completed within three months after the financing the Seamans would have the right to change the conversion price to the same as the private placement. No assurance can be given that the project financing with the Seamans can be funded or that other sources of financing can be obtained.

Big Horn

The Company received the major air and water quality permits for the mine site of the Big Horn Mine in 1995. Ore from the mine is proposed to be trucked to an off site processing plant. Environmental permits will have to be obtained for the mill site. A mill site located in the City of Adelanto was purchased in March 1995 and the Company is currently evaluating other mill sites that may be more appropriate before resuming environmental permitting. The Company is presently considering various alternatives to expand the reserves at the Mine through further geology reviews and conducting additional drilling. The cash requirements for this work would be met from additional debt or equity capital.

Exploration

The Company is reviewing historical data on properties in California that have the same geology and characteristics as San Juan and has identified several potential deposits. In addition, the Company is investigating other properties in the U.S., Mexico and South America.

General and Administrative

General and administrative costs for the remainder of 1996 are estimated  to be
$669,000  net  of   royalty and lease receipts and interest income. The Company plans to meet these requirements from existing working capital.

(B) FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Siskon had cash on hand of $1,943,127 and $4,251,032 at March 31, 1996 and March 31, 1995 respectively.

Cash used by operating activities for the first quarter of 1996 totalled $235,873 versus $443,343 for the first quarter of 1995.

Cash used in investing activities during the first quarter of 1996 totalled $1,859,708 as compared to $1,434,347 in the first quarter of 1995. During 1996 $1,539,352 was expended on development costs, $154,195 on equipment and $160,772 on bonds, as compared with $1,236,853 for development, $142,666 for equipment, $114,776 on land and $13,052 on bonds during 1995 . Cash provided from investing activities during 1995 totalled $73,000 from the sale of USNGS property.

Pre-production development costs and related plant and equipment for the San Juan Mine aggregated $1,675,470 net of gold recoveries of $1,510,334 during the first quarter of 1996 as compared to $1,359,465 net of gold recoveries of $332,614 in the first quarter of 1995. Permitting and land acquisition costs at the Big Horn Mine amounted to $18,077 during 1996 versus $134,830 in 1995.

Cash used in financing activities during the first quarter of 1996 totalled $217,713 as compared to $60,000 during the first quarter of 1995. During 1996 payments of capital lease obligations and long-term debt amounted to $188,851 versus $60,000 in 1995. In 1996 $28,862 was expended on financing costs for financing raised in the last quarter of 1995.

Siskon incurred a net loss of $251,106 for the first quarter of 1996 compared to a net loss of $184,005 for the first quarter of 1995.

There were no project costs during the first quarter of 1996 and 1995 as all costs to bring the San Juan Mine into commercial levels of production have been capitalized as pre-production development.

General and administrative expenses were $312,940 in the first quarter of 1996 as compared with $306,052 during the first quarter of 1995.

Exploration costs were $8,528 in the first quarter of 1996 versus $40,493 in the first quarter of 1995 resulting primarily from reduced activities in Mexico.

The gain on sale of mineral rights and equipment was $93,001 in the first quarter of 1995 related to the sale of the USNGS Beatty property.

Interest  and  miscellaneous income was $47,456 in the first quarter of 1996 as
compared with $53,525  in   the  first  quarter  of 1995 reflecting higher cash
balances during 1995.

The Company believes that its business and operations were not materially affected by inflation during the first quarter of 1996 and 1995.




                                    PART II

ITEM 1.  LEGAL PROCEEDINGS

Not applicable.

ITEM 2.  CHANGES IN SECURITIES

Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5.  OTHER INFORMATION

As previously disclosed in the Company's Form 10-KSB, Item 2. Description of Properties - Environmental Matters, the Company owns certain mill sites, known as the Croman Mill Site , located in Siskiyou County, California. The Croman Mill Site is a historical mining mill site which contains stockpiled mine tailings from mining operations conducted by prior operators and represents a "pre-existing" condition in relation to the time the Company acquired the property. Although the Company received correspondence from the California Regional Water Quality Control Board as early as May 1991, and exchanged correspondence during the time period between May 1991 and March 1992, no further activity from environmental agencies had occurred until the Company received a request by the Environmental Protection Agency ("EPA") to visit the site for the purposes of collecting water and soil samples. A representative of the Company accompanied state and federal environmental officials during the site visit, which occurred on April 19, 1996. Several soil and water samples were taken by officials during the visit. Simultaneously, the Company also conducted limited sampling of the water and soil at the mill site. Test results from the sampling have not yet been received from the laboratories commissioned to analyze the samples. In the event that the test results lead to further testing and analysis which ultimately results in a clean-up or abatement order issued by a state or federal environmental agency, then the Company intends to seek indemnification from the prior operators of the property which may have been primarily responsible for the condition of the mine tailings located on the mill site.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(A)       EXHIBITS

Not applicable.

(B)       REPORTS ON FORM 8-K

Not applicable.

                                  SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     SISKON GOLD CORPORATION

Dated May 17, 1996                    Timothy Callaway

                                      Timothy A. Callaway,
                                      President, CEO and Chairman of the Board

Dated May 17, 1996                    Michael K. Epstein

                                      Michael   K.   Epstein,   Vice-
                                      President Finance and Chief Financial
                                      Officer

                             FINANCIAL STATEMENTS

                              FORM 10-QSB - ITEM 1

                    SISKON GOLD CORPORATION AND SUBSIDIARY

                         LIST OF FINANCIAL STATEMENTS


The following consolidated financial statements of the Company are included in response to Item 1:







Consolidated Balance Sheets -
      March 31, 1996 (Unaudited) and December 31, 1995                       8

Consolidated Statements of Operations -
      Three Months Ended March 31, 1996 and 1995 (Unaudited)                 9

Consolidated Statements of Cash Flows -
      Three Months Ended March 31, 1996 and 1995 (Unaudited)                10

Notes to Consolidated Financial Statements                                  11

SISKON GOLD CORPORATION AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
MARCH 31, 1996 (UNAUDITED) AND DECEMBER 31, 1995

                                                                1996   1995
ASSETS

CURRENT ASSETS
Cash and cash equivalents                 $    1,943,127 $    4,251,032
Accounts receivable                                5,093         7,586
Inventories                                                    542,155 240,605
Prepaid expenses and other                       123,897           74,121

   Total Current Assets                        2,614,272     4,573,344

NOTES RECEIVABLE                                 290,748       288,053

PROPERTY, PLANT AND EQUIPMENT                 26,651,663    24,753,240

OTHER ASSETS                                     433,387          257,416

TOTAL ASSETS                               $  29,990,070  $  29,872,053


LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities $      1,086,816 $      719,113
Capital lease obligations                           -           48,964
Current portion of long-term debt                271,391          513,971

   Total Current Liabilities                   1,358,207     1,282,048

LONG TERM DEBT ($7,811,657 in 1996 and
   1995 to related parties)                    8,273,898      8,171,205

OTHER LIABILITIES                                 51,190            51,190

  Total Liabilities                             9,683,295      9,504,443

COMMITMENTS AND CONTINGENCIES (Note 5)

SHAREHOLDERS' EQUITY
Capital Stock
   Preferred stock, $.001 par value; no shares issued
   Common stock, $.001 par value; issued and outstanding:
      Class A 10,638,621 in 1996; 10,562,544 in 1995 10,638     10,562
      Convertible Class B Series 2 39,062.5 in 1996 and 1995 39     39
      Convertible Class B Series 1 638 in 1996 and 1995 1            1
Additional paid-in capital                    52,884,704    52,690,024
Stock subscription receivable                   (322,326)     (317,841)
Accumulated deficit                          (32,266,281)    (32,015,175)

   Total Shareholders' Equity                  20,306,775     20,367,610

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY $   29,990,070 $  29,872,053

See notes to consolidated financial statements.

SISKON GOLD CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995

                                                                1996   1995

Royalty and lease revenue                   $     22,906  $     16,014

OPERATING EXPENSES
General and administrative                       312,940       306,052
Exploration costs                                  8,528          40,493

   Total Operating Expenses                      321,468        346,545

OPERATING LOSS                                  (298,562)      (330,531)

OTHER INCOME
Gain on sale of mineral rights and equipment        -           93,001
Interest and other income                         47,456          53,525

   Total Other Income                             47,456         146,526


NET LOSS                                    $   (251,106) $    (184,005)


NET LOSS PER SHARE                        $        (0.02) $         (0.02)

WEIGHTED AVERAGE NUMBER OF SHARES             10,562,544      9,056,043




























See notes to consolidated financial statements.

SISKON GOLD CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995 (UNAUDITED)

                                                                1996   1995

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                  $     (251,106)  $  (184,005)
Adjustments to reconcile net loss to net cash used in
   operating activities
Issuance of common stock for services              -             2,500
Depreciation, depletion and amortization           3,543         4,859
Gain on sale of mineral rights and equipment       -           (93,001)
Accrued interest receivable                       (4,485)          -
(Increase) decrease in accounts receivable          (202)       15,768
Increase in inventories                         (301,550)     (123,683)
(Increase) decrease in prepaid expenses         (49,776)         8,962
Increase  (decrease)  in  accounts  payable  and  accrued  liabilities  367,703
(54,793)
Decrease in accrued reclamation costs               -            (20,000)

Net cash used in operating activities           (235,873)      (443,343)

CASH FLOWS FROM INVESTING ACTIVITIES
Sale of mineral rights                              -           73,000
Purchase of equipment                           (154,195)     (142,666)
Purchase of land                                   -          (114,776)
Deferred development costs                    (1,539,352)   (1,236,853)
Increase in bonds                               (160,772)        (13,052)

Net cash used in investing activities         (1,859,708)    (1,434,347)

CASH FLOWS FROM FINANCING ACTIVITIES
Deferred financing costs                         (28,862)         -
Payments of obligations under capital leases     (48,964)      (60,000)
Payments of long-term debt                      (139,887)                -

Net cash used in financing activities           (217,713)        (60,000)


DECREASE IN CASH                              (2,307,905)   (1,937,740)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD     4,251,032      4,244,698

CASH AND CASH EQUIVALENTS AT END OF PERIOD  $  1,943,127  $  2,306,958












See notes to consolidated financial statements.

SISKON GOLD CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    NATURE OF OPERATIONS

      Siskon Gold Corporation and subsidiary (the Company) is engaged in the business of exploring, developing and mining precious mineral properties, principally gold. Gold dor<e'>, the Company's principle product, is produced and sold in the United States. At March 1996, the Company owned (directly or through a joint venture) interests in various mineral properties located in the Western United States. The Company's operations are conducted in one business segment: mineral resource exploration, development and production.

      The accompanying interim consolidated financial statements have been prepared by the Company without audit and contain all adjustments which, in the opinion of management, are necessary to present fairly the Company's financial position as of March 31, 1996 and December 31, 1995 and the results of its operations and cash flows for the interim periods ending March 31, 1996 and 1995. Such adjustments consist of normal, recurring adjustments.

      The accompanying interim consolidated financial statements do not contain all disclosures required by generally accepted accounting principles for annual financial statements. It is suggested that these financial statements be read in conjunction with the audited consolidated financial statements and the related notes contained in the Company's Annual Report on Form 10-KSB, for the year ended December 31, 1995.

      Operating results for interim periods are not necessarily indicative of those expected for a full year.

2.    INVENTORIES

      Inventories at March 31 and December 31, 1995 were as follows:
                                                               1996     1995

      Gold dor<e'> inventory                              $ 300,159 $ 117,441
      Materials and supplies                            241,996       123,164

                                                            $ 542,155 $ 240,605


3.    PROPERTY, PLANT AND EQUIPMENT

      In March 1995, USNGS sold its interest in the Beatty claims for $175,000 in cash, assumption of all reclamation liabilities and a two percent NSR royalty resulting in a gain on sale to the Company of $93,001.

4.    CAPITAL STOCK, STOCK OPTIONS AND WARRANTS

      Stock option and warrant transactions for the three months ended March 31, 1996 were as follows:

                                     Number of       Exercise     Exercisable
                                  CLASS A SHARES  PRICE PER SHARE    OPTIONS

      Options outstanding at December 31, 1995 606,666  $2.00 - $4.94 504,166
          Granted                        111,500     2.00  - 2.56     96,000
          Cancelled                      (87,166)    3.44 -  4.00    (87,166)
          Vested                            -        3.05             10,000

      Options  outstanding  at  March  31,  1996     631,000   $2.00  -   $4.94
523,500

      Warrants outstanding at
          December  31,  1995  and  March 31, 1996  4,719,083   $2.82  -  $7.50
      4,719,083

      In March 1996, subject to shareholder approval, the Board of Directors approved an increase in the number of Class A common stock issuable under the Directors Stock Grant Plan by 75,000 shares.

5.    COMMITMENTS AND CONTINGENCIES

      In March 1994, the Company received preliminary notice from the U.S. Forest Service (USFS) naming the Company and six other parties as potentially responsible parties to a hazardous substance release in Siskiyou County, California. The hazardous release is alleged to be coming from old mill tailings, storage containers and a mine tunnel. One of the sites may have been the Siskon Mine which was previously owned by the Company and may have been operated by a predecessor of the Company among others. In September 1995, the Company received a letter from the USFS requesting a field visit to the Siskon Mine. No date has yet been determined for the field visit. The Company is unable to determine whether it will be liable for environmental remediation or estimate the amount of any liability. In the event that the Company is issued a clean up or abatement order, the Company will seek indemnification from other potentially responsible parties who may have been responsible.

      The Company owns certain mill sites, known as the Croman Mill Site , located in Siskiyou County, California. The Croman Mill Site is a historical mining mill site which contains stockpiled mine tailings from mining operations conducted by prior operators and represents a "pre-existing" condition in relation to the time the Company acquired the property. Although the Company received correspondence from the California Regional Water Quality Control Board as early as May 1991, and exchanged correspondence during the time period between May 1991 and March 1992, no further activity from environmental agencies had occurred until the Company received a request by the Environmental Protection Agency ("EPA") to visit the site for the purposes of collecting water and soil samples. A representative of the Company accompanied state and federal environmental officials during the site visit, which occurred on April 19, 1996. Several soil and water samples were taken by officials during the visit. Simultaneously, the Company also conducted limited sampling of the water and soil at the mill site. Test results from the sampling have not yet been received from the laboratories commissioned to analyze the samples. In the event that the test results lead to further testing and analysis which ultimately results in a clean-up or abatement order issued by a state or federal environmental agency, then the Company intends to seek indemnification from the prior operators of the property which may have been primarily responsible for the condition of the mine tailings located on the mill site.

                                  SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                SISKON GOLD CORPORATION


Dated May 17, 1996                        /S/TIMOTHY  A.  CALLAWAY
                                     Timothy A. Callaway, President, CEO and
                                       Chairman of the Board



Dated May 17, 1996                        /S/MICHAEL  K.  EPSTEIN
                                      Michael  K.  Epstein,  Vice-President
Finance
                                                and Chief Financial Officer