Form 10QSB
period 1996-06-30
SISKON GOLD CORP
filed 1996-08-14
CIK 876459

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-QSB


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 1996


                                      OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from                  to                .


                          Commission file no. 0-19502



                              SISKON GOLD CORPORATION
            (Exact name of registrant as specified in its charter)

                 CALIFORNIA                                      68-0254824
(State or other jurisdiction of incorporation              (I.R.S. Employer
              or organization)                            Identification No.)

  350 Crown Point Circle, Suite 100
        GRASS VALLEY, CA.                   95945           (916) 273-4311
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

As of August 12, 1996, the number of Class A common stock outstanding was 10,733,516, the number of Series 2 Class B common stock outstanding was 39,065.5 and the number of Series 1 Class B Common Stock outstanding was 638.

Transitional Small Business Disclosure Format (check one):  Yes     .   No   X .

                               TABLE OF CONTENTS



                        PART I - FINANCIAL INFORMATION


ITEM  1. Financial Statements                                                2

ITEM  2. Management's Discussion and Analysis                                2



                          PART II - OTHER INFORMATION


ITEM  1. Legal Proceedings                                                   5

ITEM  2. Changes in Securities                                               5

ITEM  3. Defaults Upon Senior Securities                                     5

ITEM  4. Submission of Matters to a Vote of Security Holders                 5

ITEM  5. Other Information                                                   5

ITEM  6. Exhibits and Reports on Form 8-K                                    5



SIGNATURES                                                                   6



FINANCIAL STATEMENTS                                                         7

                                    PART I


ITEM 1.  FINANCIAL STATEMENTS.

The Consolidated Interim Financial Statements of Siskon Gold Corporation are attached at the end of this document and incorporated fully by this reference.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

(A) PLAN OF OPERATIONS

The Company's short term and long term liquidity position is dependent upon profitable levels of production from the San Juan Mine and on the successful development of the Company's other properties. The Company has historically relied on debt and equity financing for property exploration and development and operating requirements.

San Juan

The San Juan Mine produced 7,239 ounces of dor<e'> during the first six months of 1996 and construction and development of the mine was completed in mid-May. In January the unexpected high water flows encountered earlier were successfully curtailed by the installation of a concrete plug. Additional definition drilling of a section of the reserves to the west was completed in March and the Company entered into a contract with the Doe Run Company to provide management personnel, engineering, training and other technical and systems services for the San Juan Mine. In mid-May the ventilation shaft and permanent mine dewatering system were completed. With the completion of construction and development activities and attainment of sustained levels of production at the mine in mid-May, the Company commenced the recognition of revenues, production costs, non-cash costs and royalties in operations.

During the six months ended June 30, 1996, 76,415 tons of ore were mined producing 7,239 ounces of dor<e'> of which 17,978 tons yielding 1,739 ounces of dor<e'> have been reflected in operations. Production for the period from mid-May to June 30, 1996 averaged 601 tons and 60 ounces of dor<e'> per day which resulted in an operating loss of $29,727. The Company is focusing on increasing productivity and in July has increased production to 775 tons per day. Daily production figures are based on five day weeks. As a forward looking statement, the Company is anticipating achieving levels of production of 1,570 tons per day yielding an average of 2,000 ounces of gold dor<e'> per month before the end of its fiscal year. In making this statement, the Company is assuming the following important factors are true: 1) the Company will not encounter further delays in increasing the levels of production due to poor ground conditions, unexpected increases in the flow of groundwater into the mine or the lack of availability of experienced mining personnel; 2) the grade of the gold deposit continues to meet or exceed the grade set forth in the Company's feasibility and ore reserve study; and 3) the Company's mining permits will continue in force and effect without modifications which would materially affect the level of gold production.

In May the Board of Directors determined that the proceeds received in the Vengold Inc. private placement in November 1995 had been fully expended, the two directors appointed by Vengold resigned and the Board dissolved the Budget Committee. Additionally, the Company borrowed $500,000 from Carl Seaman, a shareholder and holder of a majority of existing convertible debt. The loan will be secured by the San Juan and Big Horn mines, is due November 15, 1998 and bears interest at ten percent with the principle and interest convertible into Class A common stock at $1.75 per share. In connection with the loan Mr. Seaman was granted the right to convert $500,000 of the Seamans' existing convertible debt into Class A common stock at $1.75 per share as well. If a private placement is completed prior to November 15, 1998 at a price below $1.75 per share, Mr. Seaman would have the right to change the conversion price of his new note to the same as that under the private placement.

In July the Company sold for $450,000 cash the merchantable timber on the San Juan property which must be harvested over the next three years.


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

Exploration

The Company is reviewing historical data on properties in California that have the same geology and characteristics as San Juan Mine and has identified several potential deposits. In addition, the Company is investigating other properties in the U.S., Mexico and South America.

General and Administrative

General and administrative expenses for the remainder of 1996 are estimated to be $358,000 net of royalty and lease receipts and interest income. The Company plans to meet these requirements from existing working capital and the proceeds from production. The note receivable secured by the Comstock property amounting to $275,326 is in default. The Company is negotiating with the payee to either bring the note current or the Company will initiate foreclosure.


(b) FINANCIAL CONDITION AND RESULTS OF OPERATIONS

YEAR TO DATE COMPARISON

Siskon had cash on hand of $937,006 and $1,161,046 at June 30, 1996 and June 30, 1995 respectively.

For the six months ended June 30, 1996 cash used by operating activities totalled $798,981 versus $657,029 for the same period in 1995.

Cash used in investing activities for 1996 totalled $2,674,309 as compared to $3,092,803 for 1995. During 1996 $2,042,040 was expended on development costs, $472,970 on equipment, $3,462 on land and $160,772 on bonds, as compared with $2,571,874 for development, $457,022 for equipment, $127,588 on land and $10,844 on bonds during 1995. Collections of notes receivable and sales of equipment amounted to $4,935 during 1996, as compared with $74,525 during 1995 principly from the sale of USNGS property.

Pre-production development costs and related plant and equipment for the San Juan Mine aggregated $2,437,752 net of gold recoveries of $1,993,170 during 1996 as compared to $2,923,055 net of gold recoveries of $603,808 for 1995. Permitting and land acquisition costs at the Big Horn Mine amounted to $100,720 during 1996 versus $233,429 in 1995.

Cash provided by financing activities during 1996 totalled $159,264 as compared to $666,180 during 1995. During 1996 $500,000 was received from borrowing of convertible debt as compared to $1,000,000 during 1995. Payments of capital lease obligations and long-term debt amounted to $296,619 as compared to $333,820 during 1995. In 1996 $47,117 was expended on financing costs for financing raised in November 1995 and May 1996.

Siskon incurred a net loss of $954,944 for the six months ended June 30, 1996, compared to a net loss of $442,522 for the same period in 1995.

Commencing in mid-May 1996, revenues, production costs, non-cash costs and royalties at the San Juan Mine were reflected in operations. During 1995 production costs were capitalized as the Company's operations were in the development stage and gold revenues received were credited against capitalized costs. During 1996 revenues of $609,343 resulted from 1,583 ounces of fine gold at an average price of $385 per ounce. Production costs, non-cash costs and royalty expense totalled $639,070, $211,792 and $12,152 respectively.

General and administrative expenses were $671,330 for 1996 as compared with $620,925 during 1995, resulting primarily from compensation that was included in general and administrative in 1996 versus deferred development costs in 1995.

Exploration costs were $40,913 for 1996 versus $51,409 during 1995.

The gain on sale of property and equipment was $3,370 during 1996 versus $93,001 during 1995 related to the sale of the USNGS Beatty property.

Interest and miscellaneous income was $71,092 for 1996 as compared with $84,788 during 1995 reflecting higher cash balances during 1995. Interest expense in 1996 amounted to $101,279 reflecting commencement of production while such costs were capitalized in 1995.

The Company believes that its business and operations were not materially affected by inflation during 1996 and 1995.

QUARTER TO QUARTER COMPARISON

Siskon incurred a net loss of $703,838 for the second quarter of 1996 compared to a net loss of $258,517 for the second quarter of 1995. The increased loss in 1996 compared to 1995 was primarily attributable to the recognition of revenues, production costs, non-cash costs and royalties commencing in mid-May 1996.

General and administrative expenses were $358,390 in the second quarter of 1996 as compared with $314,873 during the second quarter of 1995 resulting from compensation that was included in general and administrative in 1996 and deferred development costs in 1995.

Exploration costs were $32,385 in the second quarter of 1996 versus $10,916 in the second quarter of 1995 resulting primarily from increased activities in California.

The gain on sale of property and equipment was $3,370 during 1996. There were no sales during the same period in 1995.

Interest and miscellaneous income was $23,636 in the second quarter of 1996 as compared with $31,263 in the second quarter of 1995 reflecting higher cash balances during 1995. Interest expense in 1996 amounted to $101,279 reflecting commencement of production while such costs were capitalized in 1995.


                                    PART II

ITEM 1.  LEGAL PROCEEDINGS

Not applicable.

ITEM 2.  CHANGES IN SECURITIES

Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On June 21, 1996, the Company held its Annual Meeting of Shareholders to elect four directors and to approve an increase of 75,000 shares to the Directors'
Stock Grant Plan.   The shareholders approved both proposals.

   PROPOSAL NO. 1 - ELECTION OF DIRECTORS

   NOMINEE                    FOR         AGAINST   ABSTAINED   TOTAL

   Timothy A. Callaway        9,432,033   81,969    62,297      9,576,299
   Charles D. Snead, Jr.      9,435,924   33,551    62,297      9,531,772
   Michael K. Epstein         9,436,193   35,017    62,297      9,533,508
   Scott E. Bartel            9,436,227   34,103    62,297      9,532,628

   PROPOSAL NO. 2 - APPROVAL  OF  AMENDMENT  TO  SISKONS' DIRECTORS STOCK GRANT
PLAN

                              6,418,689   354,344    78,925      6,851,957

ITEM 5.  OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(A)       EXHIBITS

10.26    Timber sales agreement

(B)       REPORTS ON FORM 8-K

Not applicable.

                                  SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                SISKON GOLD CORPORATION

Dated August 14, 1996                     /S/TIMOTHY  A.  CALLAWAY
                                         Timothy A. Callaway, President,
                                         CEO and Chairman of the Board

Dated August 14, 1996                     /S/MICHAEL  K.  EPSTEIN
                                         Michael  K.  Epstein,  Vice-President
                                         Finance and Chief Financial Officer

                                  FINANCIAL STATEMENTS

                                   FORM 10-QSB - ITEM 1

                         SISKON GOLD CORPORATION AND SUBSIDIARY

                              LIST OF FINANCIAL STATEMENTS


The following consolidated financial statements of the Company are included in response to Item 1:







Consolidated Balance Sheets -
June 30, 1996 (Unaudited) and December 31, 1995                              9

Consolidated Statements of Operations -
Six Months Ended June 30, 1996 and 1995 (Unaudited)                         10

Consolidated Statements of Cash Flows -
Six Months Ended June 30, 1996 and 1995 (Unaudited)                         11

Notes to Consolidated Financial Statements                                  12

SISKON GOLD CORPORATION AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
JUNE 30, 1996 (UNAUDITED) AND DECEMBER 31, 1995

                                                       1996          1995
ASSETS

CURRENT ASSETS
Cash and cash equivalents                        $    937,006 $   4,251,032
Accounts receivable                                     7,952         7,586
Inventories                                           314,250       240,605
Prepaid expenses and other                            146,328        74,121

   Total Current Assets                             1,405,536     4,573,344

NOTES RECEIVABLE                                      286,488       288,053

PROPERTY, PLANT AND EQUIPMENT                      27,670,030    24,753,240

OTHER ASSETS                                          367,675       257,416

TOTAL ASSETS                                     $ 29,729,729 $  29,872,053


LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities       $      601,881 $      719,113
Capital lease obligations                                -            48,964
Current portion of long-term debt                     363,687        513,971

   Total Current Liabilities                          965,568      1,282,048

LONG TERM DEBT ($8,308,947 in 1996 and
   $7,811,657 in 1995 to related parties)           8,866,656      8,171,205
OTHER LIABILITIES                                      54,378         51,190

  Total Liabilities                                 9,886,602      9,504,443

COMMITMENTS AND CONTINGENCIES (Note 5)

SHAREHOLDERS' EQUITY
Capital Stock
   Preferred stock, $.001 par value; no shares
   issued Common stock, $.001 par value; issued
   and outstanding:
    Class A 10,733,516 in 1996; 10,562,544 in 1995     10,733         10,562
    Convertible Class B Series 2 39,062.5 in
     1996 and 1995                                         39             39
    Convertible Class B Series 1 638 in 1996 and 1995       1              1
Additional paid-in capital                         53,129,285     52,690,024
Stock subscription receivable                        (326,812)      (317,841)
Accumulated deficit                               (32,970,119)   (32,015,175)

   Total Shareholders' Equity                      19,843,127     20,367,610

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY      $  29,729,729  $  29,872,053

See notes to consolidated financial statements.

SISKON GOLD CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND 1995


                                           Three months ended June 30      Six Months ended June 30
                                              1996           1995          1996         1995
 REVENUES
 Gold sales                          $      609,343    $      -           $  609,343       $          -
 Royalties and leases                        14,881         36,009            37,787        52,023

    Total Revenue                           624,224         36,009           647,130        52,023

 OPERATING EXPENSES
 Production                                 639,070           -              639,070           -
 Depreciation, depletion and amortization   211,792           -              211,792           -
 General and administrative                 358,390        314,873           671,330        620,925
 Exploration costs                           32,385         10,916           40,913          51,409
 Royalties                                   12,152            -             12,152            -

     Total Operating Expenses             1,253,789        325,789           1,575,257      672,334

 OPERATING LOSS                            (629,565)      (289,780)         (928,127)       620,311)

 OTHER INCOME(EXPENSES)
 Gain on sale of property and equipment       3,370            -             3,370          93,001
 Interest and other income                   23,636         31,263           71,092         84,788
 Interest expense                          (101,279)           -            (101,279)          -

    Total Other Income(Expenses)            (74,273)        31,263          (26,817)       177,789

 NET LOSS                            $     (703,838)   $  (258,517)       $ (954,944)  $  (442,522)



 NET LOSS PER SHARE                  $        (0.07)   $     (0.03)      $     (0.09)  $     (0.05)

 WEIGHTED AVERAGE
     NUMBER OF SHARES                    10,642,101      9,056,855         10,602,323    9,057,717







 See notes to consolidated financial statements.


SISKON GOLD CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND 1995 (UNAUDITED)

                                                        1996          1995

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                         $    (954,944)  $  (442,522)
Adjustments to reconcile net loss to net cash used in
   operating activities
Issuance of common stock for services                   50,000        55,000
Issuance of common stock for interest                  101,279          -
Depreciation, depletion and amortization               211,792        11,781
Gain on sale of mineral rights and equipment            (3,370)      (93,001)
Accrued interest receivable                             (8,971)          -
(Increase) decrease in accounts receivable                (366)        6,357
Increase in inventories (73,645)                       (11,302)
(Increase) decrease in prepaid expenses                 (3,523)       12,807
(Decrease) in accounts payable and
   accrued liabilities                                (117,233)     (176,149)
Decrease in accrued reclamation costs                     -          (20,000)

Net cash used in operating activities                 (798,981)     (657,029)

CASH FLOWS FROM INVESTING ACTIVITIES
Collection on notes receivable                           1,565         1,525
Sale of mineral rights and equipment                     3,370        73,000
Purchase of equipment                                 (472,970)     (457,022)
Purchase and additions to land                          (3,462)     (127,588)
Deferred development costs                          (2,042,040)   (2,571,874)
Increase in bonds                                     (160,772)      (10,844)

Net cash used in investing activities               (2,674,309)   (3,092,803)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowing of convertible debt                          500,000     1,000,000
Deferred financing costs                               (47,117)         -
Payments of obligations under capital leases           (48,964)     (333,820)
Payments of long-term debt                            (244,655)         -

Net cash provided by financing activities              159,264       666,180



DECREASE IN CASH                                    (3,314,026)   (3,083,652)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD     4,251,032     4,244,698

CASH AND CASH EQUIVALENTS AT END OF PERIOD      $      937,006  $  1,161,046









See notes to consolidated financial statements.

SISKON GOLD CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    NATURE OF OPERATIONS

      Siskon Gold Corporation and subsidiary (the Company) is engaged in the business of exploring, developing and mining precious mineral properties, principally gold. Gold dor<e'>, the Company's principle product, is produced and sold in the United States. At June 1996, the Company owned (directly or through a joint venture) interests in various mineral properties located in the Western United States. The Company's operations are conducted in one business segment: mineral resource exploration, development and production.

      The accompanying interim consolidated financial statements have been prepared by the Company without audit and contain all adjustments which, in the opinion of management, are necessary to present fairly the Company's financial position as of June 30, 1996 and December 31, 1995 and the results of its operations and cash flows for the interim periods ending June 30, 1996 and 1995. Such adjustments consist of normal, recurring adjustments.

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

      Operating results for interim periods are not necessarily indicative of those expected for a full year.


2.    INVENTORIES

      Inventories at June 30 and December 31, 1995 were as follows:
                                                            1996       1995

      Gold dor<e'> inventory                             $ 106,036  $ 117,441
      Materials and supplies                               208,214    123,164

                                                         $ 314,250  $ 240,605


3.    PROPERTY, PLANT AND EQUIPMENT

      In March 1995, USNGS sold its interest in the Beatty claims for $175,000 in cash, assumption of all reclamation liabilities and a two percent NSR royalty resulting in a gain on sale to the Company of $93,001.


4.    CONVERTIBLE DEBT

      In May 1996, the Company borrowed $500,000 from Carl Seaman, a shareholder and holder of a majority of existing convertible debt. The loan will be secured by the San Juan and Big Horn mines, is due November 15, 1998 and bears interest at ten percent with the principle and interest convertible into Class A common stock at $1.75 per share. In connection with the loan Mr. Seaman was granted the right to convert $500,000 of the Seamans' existing convertible debt into Class A common stock at $1.75 per share. If a private placement is completed prior to November 15, 1998 at a price below $1.75 per share, Mr. Seaman would have the right to change the conversion price of his new note to the same as that under the private placement.




5.    CAPITAL STOCK, STOCK OPTIONS AND WARRANTS

      Stock option and warrant transactions for the six months ended June 30, 1996 were as follows:

                                     Number of       Exercise     Exercisable
                                  CLASS A SHARES  PRICE PER SHARE    OPTIONS

      Options outstanding at
         December 31, 1995            606,666     $2.00 - $4.94    504,166
          Granted                     304,000      2.00  - 2.56    161,500
          Cancelled                  (137,166)     3.44 -  4.00    (97,166)
          Vested                          -        3.05             20,000

      Options outstanding at
         June 30, 1996                773,500     $2.00 -  $4.94   583,500


      Warrants outstanding at
          December  31,  1995
          and June  30,  1996       4,719,083     $2.82  -  $7.50  4,719,083

      In June 1996, the shareholders approved an increase in the number of Class A common stock issuable under the Directors Stock Grant Plan by 75,000 shares.


6.    COMMITMENTS AND CONTINGENCIES

      In May 1991, the Company received a request from the California Regional Water Quality Control Board ("CRQCB) to prepare an environmental site assessment report (a report prepared by an independent geological engineering firm that addresses all site conditions including hydrology and hydrological conditions) on a site previously owned by the Company known as the Croman Mill Site, located in Siskiyou County, California. The Croman Mill Site is a historical mining mill site which contains stockpiled mine tailings from mining operations conducted by prior operators and represents a "pre-existing" condition in relation to the time the Company owned the property. Although the Company received correspondence from the CRWQCB and exchanged correspondence during the time period between May 1991 and March 1992, no further activity from environmental agencies had occurred until the Company received a request by the Environmental Protection Agency to visit the site for the purposes of collecting water and soil samples. A representative of the Company accompanied state and federal environmental officials during the site visit in April 1996. Several soil and water samples were taken by officials during the visit. Simultaneously, the Company also conducted limited sampling of the water and soil at the mill site. In the event that the test results lead to further testing and analysis which ultimately results in a clean-up or abatement order issued by a state or federal environmental agency, then the Company intends to seek indemnification from the prior operators of the property which may have been primarily responsible for the condition of the mine tailings located on the mill site. The Company sold the Croman Mill Site in June 1996.

      In March 1994, the Company received preliminary notice from the U.S. Forest Service (USFS) naming the Company and six other parties as potentially responsible parties to a hazardous substance release in Siskiyou County, California. The hazardous release is alleged to be coming from old mill tailings, storage containers and a mine tunnel. One of the sites may have been the Siskon Mine which was previously owned by the Company and may have been operated by a predecessor of the Company among others. In September 1995, the Company received a letter from the USFS requesting a field visit to the Siskon Mine. As of June 30, 1996, no date has yet been determined for the field visit. The Company is unable to determine whether it will be liable for environmental remediation or estimate the amount of any liability. In the event that the Company is issued a clean up or abatement order, the Company will seek indemnification from other potentially responsible parties who may have been responsible.

                             FORM 10-QSB - ITEM 6

                    SISKON GOLD CORPORATION AND SUBSIDIARY

                               LIST OF EXHIBITS


The following exhibit of the Company is included in response to Item 6:

10.26   Timber sales agreement