Form 10QSB
period 1996-09-30
SISKON GOLD CORP
filed 1996-11-19
CIK 876459

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-QSB


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended September 30, 1996

                                      OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from                  to                .


                          Commission file no. 0-19502


                             SISKON GOLD CORPORATION
            (Exact name of registrant as specified in its charter)

      CALIFORNIA                                   68-0254824
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
incorporation or organization)

   350 Crown Point Circle, Suite 100
         Grass Valley, CA.                   95945        (916) 273-4311
(Address of principal executive offices)  (Zip Code)   (Registrant's telephone
                                                              number)


      Securities registered pursuant to Section 12(b) of the Act:  None.

          Securities registered pursuant to Section 12(g) of the Act:

                             CLASS A COMMON STOCK
                               (Title of Class)


Check  whether  the  issuer  (1)  has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934, during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the
past 90 days.  Yes [X]   No [ ]

As of November 18, 1996, the number of Class A common stock outstanding was 11,602,186 and the number of Series 1 Class B Common Stock outstanding was 638.

Transitional Small Business Disclosure Format (check one):  Yes [ ]   No [X]

                               TABLE OF CONTENTS

                        PART I - FINANCIAL INFORMATION


ITEM  1.    Financial Statements                                       2

ITEM  2.    Management's Discussion and Analysis                       2


                          PART II - OTHER INFORMATION


ITEM  1.    Legal Proceedings                                          6

ITEM  2.    Changes in Securities                                      6

ITEM  3.    Defaults Upon Senior Securities                            6

ITEM  4.    Submission of Matters to a Vote of Security Holders        6

ITEM  5.    Other Information                                          6

ITEM  6.    Exhibits and Reports on Form 8-K                           7


SIGNATURES                                                             8


FINANCIAL STATEMENTS                                                   9

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

San Juan

The San Juan Mine produced 9,239 ounces of dore' during the first nine months of 1996 and construction and development of the mine was completed in mid-May. Gold production for the third quarter was lower than expected. Actual production for the quarter was 698 tons per day. While productivity per miner went up 45% over the second quarter demonstrating increased efficiency, variable roof support requirements hindered the mining crews ability to smooth
out operating procedures and attain their  goals.   While  not  unusual  in the
learning curve of mining a new deposit this is proving to be a further challenge in achieving our production goals. On site management at San Juan has designed a roof support program which they believe will handle variable
conditions more efficiently.   In  addition,  the ore grade for the quarter was
lower than the previous quarter as the mine plan worked through a low grade section. Based upon the high grade ore blocks directly in front of the current workings, as a forward looking statement, the Company is anticipating ore grades to return to, or exceed, the average grade set forth in the Company's feasibility and ore reserve study. This statement is made on the assumption
that  the  Company's  geological   data  developed  in  its  drilling  programs
accurately reflect the overall grade of the deposit directly in front of the area the Company just traversed.

With the completion of construction and development activities and initial attainment of sustained levels of production at the mine in mid-May, the Company commenced the recognition of revenues, production costs, non-cash costs and royalties in operations. During the nine months ended September 30, 1996, 124,245 tons of ore were mined producing 9,239 ounces of dore' of which
62,668  tons  yielding  3,865  ounces  of  dore' have   been  reflected  in
operations. Production for the period from mid-May to September 30, 1996 averaged 674 tons and 42 ounces of dore' per day which resulted in an operating loss of $706,808. Daily production figures are based on five day weeks. As a forward looking statement, the Company is anticipating achieving levels of production of 1,570 tons per day yielding an average of 2,000 ounces of gold dore' per month before the end of its fiscal year. In making this statement, the Company is assuming the following important factors are true: 1) the Company will not encounter further delays in increasing the levels of production due to poor ground conditions, unexpected increases in the flow of groundwater into the mine or the lack of availability of experienced mining personnel; 2) the grade of the gold deposit meets or exceeds the grade set forth in the Company's feasibility and ore reserve study; and 3) the Company's mining permits will continue in force and effect without modifications which would materially affect the level of gold production and any that modifications if required to sustain production will be obtained.

In May the Board of Directors determined that the proceeds received in the Vengold Inc. private placement in November 1995 had been fully expended, the two directors appointed by Vengold resigned and the Board dissolved the Budget Committee. Additionally, the Company borrowed $500,000 from Carl Seaman, a shareholder and holder of a majority of existing convertible debt. The loan will be secured by the San Juan and Big Horn mines, is due November 15, 1998 and bears interest at ten percent with the principle and interest convertible into Class A common stock at $1.75 per share. In connection with the loan Mr. Seaman was granted the right to convert $500,000 of the Seamans' existing convertible debt into Class A common stock at $1.75 per share as well. If a private placement is completed prior to November 15, 1998 at a price below $1.75 per share, Mr. Seaman would have the right to change the conversion price of his new note to the same as that under the private placement. In August Vengold converted the 39,062.5 shares of Class B Series 2 common stock into 781,250 shares of Class A common stock.

On October 17, 1996 the Company borrowed $1,150,000 through the issuance of a convertible debenture bearing interest at 8% and a maturity date of October 1, 1998. The principle plus accrued interest may be converted into shares of the Company's Class A common stock at a conversion price equal to the lesser of (a) the market price of the common stock on October 17, 1996, or (b) 75% of the market price if the conversion is before January 25, 1997 or 70% of the market price if the conversion is after January 24, 1997. The market price for the applicable date is defined as the average closing bid price of the common stock for five days preceding that date. One quarter the principle amount and accrued interest may be converted after November 27, 1996, with additional one quarter amounts eligible for conversion after December 15, 1996, January 4, 1997 and January 24, 1997. In the event that the conversion price is less than or equal to $1.00 per share, then the Company has the right to redeem the debenture for 133% of the principle amount if the redemption occurs prior to January 25, 1997 and 142.8% of the principle amount if the redemption occurs thereafter. At maturity, the Company has the option of repaying the principle and accrued interest in cash or in shares of common stock using the conversion prices set forth above. The holder of the debenture has agreed not to convert the debenture if at any time, except at maturity, the holder would beneficially own more than 5% of the common stock of the Company. The Company issued the convertible debentures in reliance upon an exemption from the registration provisions of the Securities Act of 1933, as amended, provided for in Regulation S promulgated thereunder.

In addition to the $1,150,000 the Company borrowed on October 17, 1996, on November 18, 1996, the Company agreed to issue another $2,000,000 in aggregate principal amount in a different series of 8% convertible debentures due January 1, 2000. Principal, plus accrued interest, may be converted into shares of the Company's Series A Convertible Preferred Stock (the "Preferred Stock") at a conversion price of $1,000 per share. The debentures may not be converted into Preferred Stock for a period of sixty days from the date of issue. On or after the sixtieth day from the date of issue, up to one third of the principal amount of the debenture may be converted, at the option of the holder, into shares of the Company's Class A Common Stock. On or after the eightieth day from the date of issue, another one third of the principal amount may be converted, at the option of the holder, into shares of the Company's Class A Common Stock. On or after the one hundredth day after the date of issue, the remaining one third principal amount of the debenture, plus all accrued and unpaid interest, may be converted, at the option of the holder, into shares of the Company's Class A Common Stock. The number of shares of Class A Common Stock issuable upon the conversion of the Preferred Stock is determined by dividing the number 1,000 by seventy five percent of the average bid price of the Company's Class A Common Stock over a ten trading day period immediately preceding the holder's election to convert. The debenture may be prepaid, without penalty, anytime after one hundred eighty days from the date of issue by paying the aggregate principal amount outstanding, plus accrued interest. Likewise, the Preferred Stock may be redeemed by the Company at its liquidation value of $1,000 per share, plus accrued dividends. Dividends on the Preferred Stock accrue at eight percent per annum and are cumulative. If any debenture in this series or any share of the Preferred Stock remain outstanding on January 1, 2000, then the debenture or the Preferred Stock, as the case may be, shall automatically convert to shares of the Company's Class A Common Stock at the conversion price set forth above. So long as any debenture in this series, or any share of Preferred Stock issuable upon conversion of any debenture in this series, remains outstanding, the holder may not, directly or indirectly, initiate or maintain any short position in the securities of the Company. The Company agreed to issue this series of debentures in reliance upon an exemption from the registration provisions of the Securities Act of 1933, as amended, provided for in Regulation S promulgated thereunder. As of November 18, 1996, subscriptions for $500,000 in aggregate principal amount of the debentures have been executed. The Company anticipates receiving additional subscriptions, up to an aggregate principal amount of $2,000,000, before the end of the Company's fiscal year. However, since the debentures are not being underwritten on a "firm commitment" basis, no assurances can be given that the Company will be successful in selling all the remaining principal amount of the debentures.

In July the Company sold for $450,000 cash the merchantable timber on the San Juan property which must be harvested over the next three years.

Big Horn

The Company received the major air and water quality permits for the mine site of the Big Horn Mine in 1995. Ore from the mine is proposed to be trucked to an off site processing plant. Environmental permits will have to be obtained for the mill site. A mill site located in the City of Adelanto was purchased in March 1995 and the Company is currently evaluating other mill sites that may be more appropriate before resuming environmental permitting. The Company is presently considering various alternatives to expand the reserves at the mine through further geology reviews and conducting additional drilling. The cash requirements for this work would be met from additional debt or equity capital raising in future periods.

Exploration

The Company is reviewing historical data on properties in California that have the same geology and characteristics as San Juan Mine and has identified several potential deposits. In addition, the Company is investigating other properties in the U.S., Mexico and South America.

General and Administrative

General and administrative expenses for the remainder of 1996 are estimated to be $147,000 net of royalty and lease receipts and interest income. The Company plans to meet these requirements from existing working capital and the proceeds from production. The note receivable secured by the Comstock property amounting to $275,326 is in default. The Company is negotiating with the payee to either bring the note current or the Company will initiate foreclosure.

(B) FINANCIAL CONDITION AND RESULTS OF OPERATIONS

YEAR TO DATE COMPARISON

Siskon had cash on hand of $421,769 and $727,716 at September 30, 1996 and September 30, 1995 respectively.

For the nine months ended September 30, 1996 cash used by operating activities totalled $1,289,520 versus $846,601 for the same period in 1995.

Cash used in investing activities for 1996 totalled $2,501,005 as compared to $4,147,481 for 1995. During 1996 $2,143,340 was expended on development costs, $500,688 on equipment, $160,772 on bonds, as compared with $3,624,725 for development, $460,356 for equipment, $130,017 on land and $7,277 on bonds during 1995. Collections of notes receivable and sales of equipment amounted to $303,795 during 1996, as compared with $74,894 during 1995 primarily from the sale of USNGS property.

Pre-production development costs and related plant and equipment for the San Juan Mine aggregated $2,437,752 net of gold recoveries of $1,993,170 during 1996 as compared to $2,923,055 net of gold recoveries of $603,808 for 1995. Permitting and land acquisition costs at the Big Horn Mine amounted to $100,720 during 1996 versus $233,429 in 1995.

Cash used in financing activities during 1996 totalled $38,738 as compared to cash provided of $1,477,100 during 1995. During 1996 $500,000 was received from borrowing of convertible debt as compared to $2,000,000 during 1995. Payments of capital lease obligations and long-term debt amounted to $491,621 as compared to $492,439 during 1995. In 1996 $47,117 was expended on financing costs for financing raised in November 1995 and May 1996.

Siskon incurred a net loss of $2,012,316 for the nine months ended September 30, 1996, compared to a net loss of $580,170 for the same period in 1995. Commencing in mid-May 1996, revenues, production costs, non-cash costs and royalties at the San Juan Mine were reflected in operations. During 1995 production costs were capitalized as the Company's operations were in the development stage and gold revenues received were credited against capitalized costs. During 1996 revenues of $1,344,833 resulted from 3,497 ounces of fine gold at an average price of $385 per ounce. Production costs, non-cash costs and royalty expense totalled $2,051,641, $532,607 and $26,785 respectively.

In July 1996, the Company sold for $450,000 cash the merchantable timber on the San Juan property which must be harvested in three years. There were no sales of timber in 1995.

General and administrative expenses were $905,242 for 1996 as compared with $798,646 during 1995. The increase is primarily due to compensation expense that was included in general and administrative in 1996 versus being capitalized in deferred development costs in 1995.

Exploration costs were $64,405 for 1996 versus $61,717 during 1995. The loss on sale of property and equipment was $31,083 during 1996. The gain of $92,672 during 1995 related to the sale of the USNGS Beatty property. Interest and miscellaneous income was $89,135 for 1996 as compared with $98,637 during 1995 reflecting higher cash balances during 1995. Interest expense in 1996 amounted to $334,779 reflecting commencement of production while such costs were capitalized in 1995.

The Company believes that its business and operations were not materially affected by inflation during 1996 and 1995.

QUARTER TO QUARTER COMPARISON

Siskon incurred a net loss of $1,057,372 for the third quarter of 1996 compared to a net loss of $137,648 for the third quarter of 1995. The increased loss in 1996 compared to 1995 was primarily attributable to the recognition of revenues, production costs, non-cash costs and royalties commencing in mid-May 1996. During the third quarter of 1996 revenues of $735,490 resulted from 3,914 ounces of fine gold at an average price of $384 per ounce. Production costs, non-cash costs and royalty expense totalled $1,412,571, $320,815 and $14,633 respectively.

In July 1996, the Company sold for $450,000 cash the merchantable timber on the San Juan property which must be harvested in three years. There were no sales of timber in 1995.

General and administrative expenses were $233,912 in the third quarter of 1996 as compared with $177,721 during the third quarter of 1995. The increase is primarily due to compensation expense that was included in general and administrative in 1996 versus being capitalized in deferred development costs in 1995.

Exploration costs were $23,492 in the third quarter of 1996 versus $10,308 in the third quarter of 1995 resulting primarily from increased activities in California. The loss on sale of property and equipment was $34,453 during 1996. There were no sales during the same period in 1995. Interest and miscellaneous income was $18,043 in the third quarter of 1996 as compared with $13,520 in the third quarter of 1995 reflecting higher cash balances during 1995. Interest expense in 1996 amounted to $233,500 reflecting commencement of production while such costs were capitalized in 1995.

                                    PART II

ITEM 1.  LEGAL PROCEEDINGS

Not applicable.

ITEM 2.  CHANGES IN SECURITIES

Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5.  OTHER INFORMATION

SAFE HARBOR STATEMENT  UNDER  THE  PRIVATE  SECURITIES LITIGATION REFORM ACT OF
1995.

With the exception of historical facts stated herein, the matters discussed in this report are "forward looking" statements that involve risks and uncertainties that could cause actual results to differ materially from projected results. Such "forward looking" statements include, but are not necessarily limited to, statements regarding anticipated levels of future production in tons of material produced as well as ounces of gold recovered from the mining operations of the Company, projected costs and expenditures relating to the Company's mining operations and exploration activities, and the availability of future debt and equity capital on commercially reasonable terms. Factors that could cause actual results to differ materially include, in addition to the other factors identified in this report, risks and uncertainties relating to general economic and political conditions, both domestically and internationally, the cyclical and volatile prices of gold, unanticipated ground and water conditions, unanticipated grade and geological problems, including lower than anticipated ore grades, metallurgical and other processing problems, availability of seasoned personnel and equipment, delays in the receipt of, or failure to receive necessary governmental permits or the renewals thereof, changes in the law and regulations governing gold mining specifically and environmental matters generally, results of financing efforts and market conditions, and other risk factors detailed in the Company's Securities and Exchange Commission filings, including the risk factors set forth in the Company's registration statement on Form S-3, SEC File Number 33-307833. Readers of this report are cautioned not to put undue reliance on "forward looking" statements which are, by their nature, uncertain as reliable indicators of future performance. The Company disclaims any intent or obligation to publicly update these "forward looking" statements, whether as a result of new information, future events or otherwise.

As previously disclosed in the Company's Form 10-KSB, item 2, Description of Properties - Environmental Matters, in March 1994, the Company received preliminary notice from the U.S. Forest Service (USFS) naming the Company and six other parties as potentially responsible parties to a hazardous waste site in Siskiyou County, California. The hazardous waste site is believed to be related to old mill tailings, storage containers and a mine tunnel. One of the sites may have been the Siskon Mine which was previously owned by the Company and may have been operated by a predecessor of the Company among others. In September 1995, the Company received a letter from the USFS requesting a field visit to the Siskon Mine, however the field visit was postponed due to the occurrence of forest fires in the area. On October 31, 1996, the Company received a notice from the USFS that a field visit to the site was scheduled for November 4-7, 1996. The USFS has contracted with a private contractor to prepare an environmental evaluation to determine if the site poses any significant environmental risk and, if so, the establishment of clean-up goals. If necessary, an Engineering Evaluation/Cost Assessment may be conducted to determine appropriate alternatives, if any, for removal of any hazardous wastes located on the site. The USFS has agreed to an additional visit to the site with Company representatives at a later date during November 1996. Until more information is developed, the Company is not able to determine if it will be liable for environmental remediation or estimate the amount of liability, if any. In the event that the Company incurs any liability associated with the site, the Company intends to seek indemnification from other potentially responsible parties who may have been responsible for creating the hazardous waste site on the property.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(A)       EXHIBITS

10.26    Convertible note agreement

(B)       REPORTS ON FORM 8-K

Not applicable.

                                  SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          SISKON GOLD CORPORATION



Dated November 18, 1996                   /s/ Timothy A. Callaway
                                          Timothy A. Callaway, President,
                                          CEO and Chairman of the Board



Dated November 18, 1996                   /s/ Michael K. Epstein
                                          Michael K. Epstein, Vice-President
                                          Finance and Chief Financial Officer

                             FINANCIAL STATEMENTS

                             FORM 10-QSB - ITEM 1

                    SISKON GOLD CORPORATION AND SUBSIDIARY

                         LIST OF FINANCIAL STATEMENTS


The following consolidated financial statements of the Company are included in response to Item 1:



Consolidated Balance Sheets -
      September 30, 1996 (Unaudited) and December 31, 1995..................11

Consolidated Statements of Operations -
      Nine Months Ended September 30, 1996 and 1995 (Unaudited).............12

Consolidated Statements of Cash Flows -
      Nine Months Ended September 30, 1996 and 1995 (Unaudited).............13

Notes to Consolidated Financial Statements..................................14

SISKON GOLD CORPORATION AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 1996 (UNAUDITED) AND DECEMBER 31, 1995

                                                     1996             1995
ASSETS

CURRENT ASSETS
Cash and cash equivalents                      $    421,769    $    4,251,032
Accounts receivable                                   9,106             7,586
Inventories                                         253,301           240,605
Prepaid expenses and other                          138,803            74,121

   Total Current Assets                             822,979         4,573,344

NOTES RECEIVABLE                                    287,628           288,053

PROPERTY, PLANT AND EQUIPMENT                    27,152,018        24,753,240

OTHER ASSETS                                        359,946           257,416

TOTAL ASSETS                                   $ 28,622,571     $  29,872,053


LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities      $     563,999    $      719,113
Capital lease obligations                              -               48,964
Current portion of long-term debt                   292,693           513,971

   Total Current Liabilities                        856,692         1,282,048

LONG TERM DEBT ($8,308,947 in 1996 and
   $7,811,657 in 1995 to related parties)         8,747,492         8,171,205
OTHER LIABILITIES                                    58,234            51,190

  Total Liabilities                               9,662,418         9,504,443

COMMITMENTS AND CONTINGENCIES (Note 5)

SHAREHOLDERS' EQUITY
Capital Stock
   Preferred stock, $.001 par value; no
    shares issued
   Common stock, $.001 par value; issued and
    outstanding:
      Class A 11,602,186 in 1996;
        9,072,893 in 1995                            11,602           10,562
      Convertible Class B Series 2 0 in 1996
        and 39,062.5 in 1995                            -                 39
      Convertible Class B Series 1 638 in 1996
        and 1995                                          1                1
Additional paid-in capital                       53,307,388       52,690,024
Stock subscription receivable                      (331,347)        (317,841)
Accumulated deficit                             (34,027,491)     (32,015,175)

   Total Shareholders' Equity                    18,960,153       20,367,610

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY   $   28,622,571    $  29,872,053

See notes to consolidated financial statements.

SISKON GOLD CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995


                                 Three months ended           Nine Months ended
                                   September 30                  September 30

REVENUES

                                   1996             1995          1996             1995
Gold sales                         $     735,490    $  -          $ 1,344,833      $   -
Timber sales                             450,000       -              450,000          -
Royalties and leases                      12,471      36,861           50,258         88,884

   Total Revenue                       1,197,961      36,861        1,845,091         88,884

OPERATING EXPENSES
Production                             1,412,571        -           2,051,641          -
Depreciation, depletion and amortization 320,815        -             532,607          -
General and administrative               233,912     177,721          905,242        798,646
Exploration costs                         23,492      10,308           64,405         61,717
Royalties                                 14,633        -              26,785           -

    Total Operating Expenses           2,005,423     188,029        3,580,680        860,363

OPERATING LOSS                          (807,462)   (151,168)      (1,735,589)      (771,479)

OTHER INCOME(EXPENSES)
Gain on sale of property and equipment   (34,453)       -             (31,083)        92,672
Interest and other income                 18,043      13,520           89,135         98,637
Interest expense                        (233,500)       -            (334,779)          -

   Total Other Income(Expenses)         (249,910)     13,520         (276,727)       191,309

NET LOSS                            $ (1,057,372) $ (137,648 )   $ (2,012,316)    $ (580,170)

NET LOSS PER SHARE                  $      (0.10) $    (0.02)    $      (0.19)$        (0.06)

WEIGHTED AVERAGE
    NUMBER OF SHARES                  11,056,207   9,070,611       10,754,721       9,061,511

See notes to consolidated financial statements.

SISKON GOLD CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995 (UNAUDITED)

                                                 1996            1995

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                         $  (2,012,316)  $  (580,170)
Adjustments to reconcile net loss to net cash
used in operating activities
Issuance of common stock for services                   50,000        57,500
Issuance of common stock for interest                  280,211          -
Depreciation, depletion and amortization               532,607        17,139
Gain on sale of mineral rights and equipment            31,083       (92,671)
Accrued interest receivable                            (13,506)         -
(Increase) decrease in accounts receivable              (1,520)        8,786
Increase in inventories                                (12,696)       (6,719)
Decrease (increase) in prepaid expenses                 11,731       (18,786)
Decrease in accounts payable and accrued liabilities  (155,114)     (211,680)
Decrease in accrued reclamation costs                     -          (20,000)

Net cash used in operating activities               (1,289,520)     (846,601)

CASH FLOWS FROM INVESTING ACTIVITIES
Collection on notes receivable                             425         1,894
Sale of mineral rights and equipment                   303,370        73,000
Purchase of equipment                                 (500,688)     (460,356)
Purchase and additions to land                            -         (130,017)
Deferred development costs                          (2,143,340)   (3,624,725)
Increase in bonds                                     (160,772)       (7,277)

Net cash used in investing activities               (2,501,005)   (4,147,481)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowing of convertible debt                          500,000     2,000,000
Registration costs                                        -          (38,320)
Deferred financing costs                               (47,117)         -
Proceeds from exercise of warrants                        -            7,859
Payments of obligations under capital leases           (48,964)     (492,439)
Payments of long-term debt                            (442,657)         -

Net cash provided by financing activities              (38,738)    1,477,100

DECREASE IN CASH                                    (3,829,263)   (3,516,982)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD     4,251,032     4,244,698

CASH AND CASH EQUIVALENTS AT END OF PERIOD         $   421,769  $    727,716


See notes to consolidated financial statements.

SISKON GOLD CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    NATURE OF OPERATIONS

Siskon Gold Corporation and subsidiary (the Company) is engaged in the business of exploring, developing and mining precious mineral properties, principally gold. Gold dore', the Company's principle product, is produced and sold in the United States. At September 1996, the Company owned (directly or through a joint venture) interests in various mineral properties located in the Western United States. The Company's operations are conducted in one business segment: mineral resource exploration, development and production.

The accompanying interim consolidated financial statements have been prepared by the Company without audit and contain all adjustments which, in the opinion of management, are necessary to present fairly the Company's financial position as of September 30, 1996 and December 31, 1995 and the results of its operations and cash flows for the interim periods ending September 30, 1996 and 1995. Such adjustments consist of normal, recurring adjustments.

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

Operating results for interim periods are not necessarily indicative of those expected for a full year.

2.    INVENTORIES

Inventories at September 30 and December 31, 1995 were as follows:

                                                        1996         1995

Gold dore' inventory                                 $  45,996    $ 319,041
Materials and supplies                                 207,305      100,581

                                                      $253,301    $ 132,485

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

5.    CAPITAL STOCK, STOCK OPTIONS AND WARRANTS

Stock option and warrant transactions for the nine months ended September 30, 1996 were as follows:

                              Number of        Exercise       Exercisable
                           CLASS A SHARES   PRICE PER SHARE     OPTIONS

Options outstanding at
    December 31, 1995          606,666      $2.00 - $4.94       504,166
       Granted                 354,000       1.75 -  2.56       161,500
       Cancelled              (237,166)      2.82 -  4.50       (97,166)
       Vested                     -          3.05                20,000

Options outstanding at
    September 30, 1996         723,500      $1.75 - $4.94       583,500

Warrants outstanding at
   December 31, 1995 and
      September 30, 1996     4,719,083      $2.82 - $7.50     4,719,083

In June 1996, the shareholders approved an increase in the number of Class A common stock issuable under the Directors Stock Grant Plan by 75,000 shares.

6.    COMMITMENTS AND CONTINGENCIES

In May 1991, the Company received a request from the California Regional Water Quality Control Board to prepare an environmental site assessment report on a site known as the Croman Mill Site, located in Siskiyou County, California. In April 1996, state and federal environmental officials and a representative of the Company conducted a site visit. Several soil and water samples were taken by the officials as well as the Company. The Croman Mill Site is a historical mining mill site which contains stockpiled mine tailings from mining operations conducted by prior operators and represents a "pre-existing" condition in relation to the time the Company owned the property. The Company owned the site from 1989 to June 1996 and conducted only monitoring activities during that time. As of September 30, 1996, no further correspondence has been received. In the event that the test results lead to further testing and analysis which ultimately results in a clean-up or abatement order issued by a state or federal environmental agency, then the Company intends to seek indemnification from the prior operators of the property which may have been primarily responsible for the condition of the mine tailings located on the mill site.

In March 1994, the Company received preliminary notice from the U.S. Forest Service (USFS) naming the Company and six other parties as potentially responsible parties to a hazardous waste site in Siskiyou County, California. The hazardous waste site is believed to be related to old mill tailings, storage containers and a mine tunnel. One of the sites may have been the Siskon Mine which was previously owned by the Company and may have been operated by a predecessor of the Company among others. In September 1995, the Company received a letter from the USFS requesting a field visit to the Siskon Mine, however the field visit was postponed due to the occurrence of forest fires in the area. On October 31, 1996, the Company received a notice from the USFS that a field visit to the site was scheduled for November 4-7, 1996. The USFS has contracted with a private contractor to prepare an environmental evaluation to determine if the site poses any significant environmental risk and, if so, the establishment of clean-up goals. If necessary, an Engineering Evaluation/Cost Assessment may be conducted to determine appropriate alternatives, if any, for removal of any hazardous wastes located on the site. The USFS has agreed to an additional visit to the site with Company representatives at a later date during November 1996. Until more information is developed, the Company is not able to determine if it will be liable for environmental remediation or estimate the amount of liability, if any. In the event that the Company incurs any liability associated with the site the Company intends to seek indemnification from other potentially responsible parties who may have been responsible for creating the hazardous waste site on the property.

7.    SUBSEQUENT EVENT

      On October 17, 1996 the Company borrowed $1,150,000 through the issuance of a convertible debenture bearing interest at 8% and a maturity date of October 1, 1998. The principle plus accrued interest may be converted into shares of the Company's Class A common stock at a conversion price equal to the lesser of (a) the market price of the common stock on October 17, 1996, or (b) 75% of the market price if the conversion is before January 25, 1997 or 70% of the market price if the conversion is after January 24, 1997. The market price for the applicable date is defined as the average closing bid price of the common stock for five days preceding that date. One quarter the principle amount and accrued interest may be converted after November 27, 1996, with additional one quarter amounts eligible for conversion after December 15, 1996, January 4, 1997 and January 24, 1997. In the event that the conversion price is less than or equal to $1.00 per share, then the Company has the right to redeem the debenture for 133% of the principle amount if the redemption occurs prior to January 25, 1997 and 142.8% of the principle amount if the redemption occurs thereafter. At maturity, the Company has the option of repaying the principle and accrued interest in cash or in shares of common stock using the conversion prices set forth above. The holder of the debenture has agreed not to convert the debenture if at any time, except at maturity, the holder would beneficially own more than 5% of the common stock of the Company. The Company issued the convertible debentures in reliance upon an exemption from the registration provisions of the Securities Act of 1933, as amended, provided for in Regulation S promulgated thereunder. The Company issued 200,000 warrants at $2.00 to the underwriters that expire in two years

      In addition to the $1,150,000 the Company borrowed on October 17, 1996, on November 18, 1996, the Company agreed to issue another $2,000,000 in aggregate principal amount in a different series of 8% convertible debentures due January 1, 2000. Principal, plus accrued interest, may be converted into shares of the Company's Series A Convertible Preferred Stock (the "Preferred Stock") at a conversion price of $1,000 per share. The debentures may not be converted into Preferred Stock for a period of sixty days from the date of issue. On or after the sixtieth day from the date of issue, up to one third of the principal amount of the debenture may be converted, at the option of the holder, into shares of the Company's Class A Common Stock. On or after the eightieth day from the date of issue, another one third of the principal amount may be converted, at the option of the holder, into shares of the Company's Class A Common Stock. On or after the one hundredth day after the date of issue, the remaining one third principal amount of the debenture, plus all accrued and unpaid interest, may be converted, at the option of the holder, into shares of the Company's Class A Common Stock. The number of shares of Class A Common Stock issuable upon the conversion of the Preferred Stock is determined by dividing the number 1,000 by seventy five percent of the average bid price of the Company's Class A Common Stock over a ten trading day period immediately preceding the holder's election to convert. The debenture may be prepaid, without penalty, anytime after one hundred eighty days from the date of issue by paying the aggregate principal amount outstanding, plus accrued interest.
      Likewise, the Preferred Stock may be redeemed by the Company at its liquidation value of $1,000 per share, plus accrued dividends. Dividends on the Preferred Stock accrue at eight percent per annum and are cumulative. If any debenture in this series or any share of the Preferred Stock remain outstanding on January 1, 2000, then the debenture or the Preferred Stock, as the case may be, shall automatically convert to shares of the Company's Class A Common Stock at the conversion price set forth above. So long as any debenture in this series, or any share of Preferred Stock issuable upon conversion of any debenture in this series, remains outstanding, the holder may not, directly or indirectly, initiate or maintain any short position in the securities of the Company. The Company agreed to issue this series of debentures in reliance upon an exemption from the registration provisions of the Securities Act of 1933, as amended, provided for in Regulation S promulgated thereunder. As of November 18, 1996, subscriptions for $500,000 in aggregate principal amount of the debentures have been executed. The Company anticipates receiving additional subscriptions, up to an aggregate principal amount of $2,000,000, before the end of the Company's fiscal year. However, since the debentures are not being underwritten on a "firm commitment" basis, no assurances can be given that the Company will be successful in selling all the remaining principal amount of the debentures.


FORM 10-QSB - ITEM 6

SISKON GOLD CORPORATION AND SUBSIDIARY

LIST OF EXHIBITS


The following exhibit of the Company is included in response to Item 6:

10.26   Convertible note agreement