Form 10KSB40
period 1996-12-31
SISKON GOLD CORP
filed 1997-03-31
CIK 876459

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-KSB
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1996

                                      OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from                  to                .

                          Commission file no. 0-19502


                              SISKON GOLD CORPORATION
            (Exact name of registrant as specified in its charter)

           CALIFORNIA                                68-0254824
(State or other jurisdiction of                  (I.R.S. Employer
 incorporation or organization)                  Identification No.)

   350 Crown Point Circle, Suite 100
             GRASS VALLEY, CA     95945                 (916) 273-4311
(Address  of  principal  executive offices)  (Zip Code) (Registrant's telephone number, including area code)



      Securities registered pursuant to Section 12(b) of the Act:  None.


          Securities registered pursuant to Section 12(g) of the Act:

                             CLASS A COMMON STOCK
                               (Title of Class)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X .   No    .

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ].

Revenues for the year ended December 31, 1996 were $2,322,476.

As of March 17, 1997, the aggregate market value of voting Class A common stock held by non-affiliates was $3,443,155 based on the average bid and ask price of $0.30.

As of March 17, 1997,  the  number  of  Class  A  common  stock outstanding was
14,949,673,   the number of Series 1 Class B common stock outstanding  was  638 and the number of Series A Convertible Preferred Stock outstanding was 341.

Documents incorporated by reference: Items 9 through 12 of Part III of this Form 10-KSB are incorporated by reference to Siskon's definitive proxy statement for the 1996 annual shareholders meeting to be filed with the Commission within 120 days from the end of the year.

Transitional Small Business Disclosure Format (check one):  Yes [ ]  No [X].

                               TABLE OF CONTENTS

                                    PART I
GLOSSARY OF MINING TERMS                                                     2

ITEM  1.    Description of Business                                          4

ITEM  2.    Description of Properties                                        6
                  San Juan                                                   6
                  Big Horn                                                   7
                  Other Properties                                           8
                  Other Interests                                            9
                  Environmental Matters                                      9
                  Safe Harbor Statement                                     10

ITEM  3.    Legal Proceedings                                               10

ITEM  4.    Submission of Matters to a Vote of Security Holders             10

                                    PART II

ITEM  5.    Market for Common Equity and Related Stockholder Matters        11
                  Comparative Market Prices                                 11
                  Holders                                                   11
                  Dividends                                                 11

ITEM  6.    Management's Discussion and Analysis or Plan of Operation       11
                  Plan of Operation                                         11
                  Financial Condition and Results of Operations             12

ITEM  7.    Financial Statements                                            15

ITEM  8.    Changes in and Disagreements with Accountants on
                  Accounting and Financial Disclosure                       15

                                   PART III

ITEM  9.    Directors and Executive Officers, Promoters and Control Persons;
            Compliance with Section 16(a) of the Exchange Act               15

ITEM  10.   Executive Compensation                                          15

ITEM  11.   Security Ownership of Certain Beneficial Owners and Management  15

ITEM  12.   Certain Relationships and Related Transactions                  15

ITEM  13.   Exhibits and Reports on Form 8-K
                  Exhibits                                                  15
                  Reports on Form 8-K                                       16

SIGNATURES                                                                  17

FINANCIAL STATEMENTS                                                        18

                           GLOSSARY OF MINING TERMS


ASSAY - the tests performed on a sample to determine mineral content.

BANK CUBIC YARD (BCY) - measurement of the volume of material contained in one compacted (in place) cubic yard. A dry bulk cubic yard of the lower gravels at the San Juan Mine is equivalent to 1.57 tons.

CASH COST PER OUNCE - includes all mining, processing and other plant costs, state and local taxes (other than income) and refining expenses, on-site general and administrative costs, and other direct costs; but excludes all royalties, depreciation, depletion and amortization, corporate general and administrative expenses, mineral exploration expense, financing costs and long-term reclamation accruals.

CONCENTRATE - a product containing valuable metal from which most of the waste material in the ore has been removed.

CONTAINED OUNCES - the estimated number of ounces of precious metals contained in an ore body which is a gross measurement of ounces in the ground. The ounces ultimately recovered from the ore (recoverable ounces) will be less than contained ounces due to inherent inefficiencies in recovery methods.

CORE  DRILLING  -  drilling using  a  hollow   diamond-studded  bit  to  cut  a
cylindrical hole leaving an undisturbed column of rock. This rock core is then removed for analysis.

CUTOFF GRADE - the lowest grade of mineralized material that can be mined and processed economically.

DEFINITION DRILLING - drilling between existing holes to better define the geology or to improve the reliability of the ore reserve calculation.

DILUTION - an estimate of the amount of waste mined with ore as part of normal mining practices.

DOR<e'> - unrefined metal bars consisting of gold, silver and impurities which will be further refined.

FLOTATION - a milling process for mineral concentration based on the selective adhesion of minerals to air bubbles in a water and ground-ore mixture. Air and specific chemicals are introduced into the mixture. The finely ground minerals float to the surface forming a metal rich concentrate that is skimmed off the surface. The resulting concentrates are shipped to a smelter where the final products are produced.

GEOLOGIC RESOURCE - a mineralized zone in rock of unproven size and undetermined economic value for which only preliminary sample data has been collected. Under SEC standards, a mineral deposit does not qualify as a reserve unless sufficient sampling demonstrates that the recoveries from the deposit are expected to be sufficient to recover total cash and non-cash costs for the mine and related facilities.

GRADE - refers to the amount of gold contained in one ton or one cubic yard of mineralized material. The grade for an ore reserve or geologic resource may, or may not, be adjusted for dilution, mining loses or metallurgical loses.

GRAVITY CONCENTRATION - a method of recovering precious metals and other heavy constituents from ore in which the ore may be physically reduced in size, combined with water and then processed utilizing gravity to separate the heavier precious metals from the waste material.

MILL - a plant where ore is ground, often to fine powder, and the minerals and metals are concentrated and extracted by physical or chemical processes.

MINERAL DEPOSIT OR MINERALIZED MATERIAL - a mineralized body which has been delineated by appropriate drilling and/or underground sampling and containing a sufficient amount of material with an average grade of metal or metals to warrant further exploration expenditures. Under SEC standards, a mineral deposit does not qualify as a reserve unless sufficient sampling demonstrates that the recoveries from the deposit are expected to be sufficient to recover total cash and non-cash costs for the mine and related facilities.

NET PROFITS ROYALTY OR INTEREST (NPI) - a royalty based on the pretax profits (proceeds) remaining after recapture of certain operating, capital and other costs. The type and manner of computation of such capital and other costs may vary considerably.

NET SMELTER RETURN ROYALTY (NSR) - a royalty based on the actual sale price received for the subject metal less the cost of smelting and/or refining the material at an off-site refinery or smelter along with off-site transportation costs.

NON-CASH COST PER OUNCE - includes depreciation, depletion and amortization of capital assets as well as accruals for the costs of reclamation, long-term monitoring and care that are usually incurred at a the end of mine life.

ORE OR ORE BODY - mineral or mineral deposit that can be economically mined and processed.

OUNCE - troy ounce, which is equivalent to 31.103 grams.

PATENTED MINING CLAIM - a mining claim, usually comprising about 20 acres in area, to which the U.S. Government has conveyed title to the owner.

PRE-PRODUCTION CAPITAL COSTS - includes all development work, plant and equipment and operating costs to bring the property to commercial levels of production.

PROBABLE (INDICATED) RESERVES - reserves for which grade and/or quantity are computed from information sufficient for proven (measured) reserves, but the sites for inspection, sampling and measurement are further apart or are otherwise less adequately spaced. The degree of assurance, although lower than that for proven (measured) reserves, is high enough to assume continuity between points of observation.

PROVEN (MEASURED) RESERVES - reserves for which (a) a quantity is computed from dimensions revealed in outcrops, trenches, workings or drill holes; grade and/or quantity are computed from the results of detailed sampling and (b) the sites for inspection, sampling and measurement are spaced so closely and the geologic character is so well defined that size, shape, depth and mineral content of reserves are well established.

RECOVERABLE OUNCES - those ounces contained in ore which can be ultimately produced and shipped from the mine.

RECOVERY RATE - percentage of a metal recovered in a mineral separation process. Recovery rates vary significantly depending on physical, metallurgical and economic circumstances.

REFINING - a process for removing impurities from metals by introducing air and fluxes into the molten metal. The impurities are removed as gas or slag.

REVERSE CIRCULATION DRILLING - a type of rotary drilling that uses a double walled drill pipe. Compressed air, water or other drilling medium is forced down the space between the two pipes to the drill bit, and the drilled chips are flushed back up to the surface through the center tube of the drill pipe.

ROTARY DRILLING - drilling with a bit that brakes the rock into chips. The chips are continually flushed from the hole (outside the drill pipe) and are collected in sequence for geological examination and assay.

TAILINGS - material removed from a milling circuit after separation of the valuable minerals.

TON (SHORT TON) - 2,000 pounds.

UNDERGROUND DEVELOPMENT WORK - is the construction of tunnels and rooms underground necessary to facilitate mining. If the material excavated contains ore, it may be processed.

UNPATENTED MINING CLAIM - that portion of public mineral lands which a party has staked or marked out in accordance with federal and state mining laws to acquire the exclusive right to explore for and exploit the minerals which may occur on such lands.

                                    PART I

ITEM 1.     DESCRIPTION OF BUSINESS

INTRODUCTION

Siskon Gold Corporation ("Siskon" or the "Company"), a California corporation, was formed in 1991 as a result of the consolidation of Centurion Gold Ltd., U.S. Precious Metals, Inc., and Siskon Corporation, and which, with it's predecessors, has been in existence since as early as 1935. Unless the context otherwise indicates, reference to the Company includes its predecessors and its majority owned Mexican subsidiary, Siskomex, S.A. de C.V.

The Company's primary business is the exploration, development and mining of precious metal properties located primarily in the Western United States. The properties are held either directly or through royalty interests. The Company's primary properties are the San Juan and Big Horn Mines, respectively, located in Nevada County and Los Angeles County, California.

Since receiving permits in June 1993, the Company has been engaged in the construction of the San Juan Mine which was completed in mid-May 1996. During 1996, $3.2 million was incurred for development and plant and equipment at the San Juan Mine. With the completion of construction and development activities and attainment of sustained levels of production at the mine in mid-May, the Company commenced the recognition of revenues, production costs, non-cash costs and royalties in operations. During 1996, 145,611 tons of ore were mined producing 9,651 ounces of gold of which 84,034 tons yielding 4,648 ounces of gold have been reflected in operations. In January and February 1997, 24,429 tons were mined yielding 1,932 ounces of gold. As a result of recent declines in the gold price and higher than expected operating costs, the Company reduced the carrying value of the San Juan Mine by $10.3 million in the fourth quarter of 1996. See "Item 2 - Description of Properties - San Juan".

The Big Horn Mine is in the development stage and the Company received the major air and water quality permits for the mine site in 1995. Ore from the mine is proposed to be trucked to an off site processing plant. The Company is currently evaluating potential mill sites for which environmental permits will have to be obtained. The Company is presently considering various alternatives to expand the reserves at the mine through further geology reviews and conducting additional drilling. See "Item 2 - Description of Properties - Big Horn".

In May 1996, the Board of Directors determined that the proceeds received in a November 1995 private placement to Vengold Inc. ("Vengold") had been fully expended, the two directors appointed by Vengold resigned and the Board dissolved the Budget Committee. In August 1996, Vengold converted the 39,062.5 shares of Class B Series 2 common stock into 781,250 shares of Class A common stock.

In May 1996, the Company borrowed $500,000 from Carl Seaman, a shareholder and holder of a majority of the existing convertible debt. In October 1996 the Company borrowed $1.15 million of debentures convertible into shares of the Company's Class A common stock at a conversion price equal to the lesser of (a) $1.92 or (b) 75% of the market price if the conversion is before January 25, 1997 or 70% of the market price if the conversion is after January 24, 1997. In November 1996, the Company borrowed $500,000 of debentures convertible into shares of the Company's Class A common stock at a conversion price equal to 75% of the market price on the date of conversion. The conversions are limited to one third after the sixtieth day from the date of issue, one third after the eightieth day from the date of issue and the remainder one hundred days after the date of issue. In February 1997, the Company issued $450,000 in debt convertible into shares of the Company's Class A common stock at a conversion price equal to 75% of the market price on the date of conversion. Through March 17, 1997 $1.12 million of debt had been converted into 3,378,176 shares of Class A common stock. See "Item 6 - Management's Discussion and Analysis or Plan of Operations".

During 1996 and into the first quarter of 1997, the San Juan Mine has experienced less than anticipated ore grades and negative cash flows as the Company continues its effort to increase production and gold recoveries to levels sufficient to attain positive cash flow and profitable operating results. As a result, in an effort to maintain its cash reserves, the Company has raised additional capital through the issuance of convertible debentures.

Even though the Company believes it currently has sufficient working capital to operate the San Juan Mine during 1997, this forward looking statement assumes, among other things, that the ore grade is at least the ore grade in the feasibility study and that production levels continue to increase. If the San Juan Mine experiences less than anticipated ore grades or lower levels of production, even for a relatively short period of time, then the Company may decide to curtail or significantly reduce its operations while it studies various alternatives which may include, but are not necessarily limited to, different mining methods, alternative mine plans, additional capital raising or the identification of potential joint venture or merger partners. Should operations be curtailed it is anticipated that the Company could generate sufficient working capital to fund its obligations over the next year. See "Item 2 - Description of Properties - San Juan" and "Item 6 - Managements Discussion and Analysis or Plan of Operations".

EXPLORATION AND BUSINESS DEVELOPMENT

The Company has identified areas of geological interest near the San Juan Mine and various potential mine sites in Mexico for exploration activities and spent $71,234 in 1996 compared to $74,893 in 1995. No material expenditures are currently anticipated during 1997.

SALES AND MARKETING

The Company shipped and sold 9,734 ounces of gold at an average gold price of $390 during 1996 for refining by Metalor U.S.A. located in North Attleborough, Massachussets. Gold can be sold on numerous markets throughout the world, and the market price is readily ascertainable. The Company's sells all refined metal to Gerald Metals, Inc. Due to the nature of the precious metals market, the Company is not dependent on its customer to provide a market for its refined gold.

GOLD PRICE

The Company's future revenues, profitability and cash flow will be strongly influenced by the price of gold. The gold price is unpredictable and affected by numerous factors beyond the Company's control, including expectations for inflation, the strength of the U.S. dollar in relation to the major currencies, political and economic conditions, and production costs in major gold producing regions. If the market price of gold falls below the cost of production and remains at such level for any sustained period, the Company may suspend or curtail its operations in order to minimize losses. During 1996, the price of gold varied from a low of $368 to a high of $415 per ounce. During the first two months of 1997, the price of gold varied from a low of $336 to a high of $361 per ounce.

ENVIRONMENTAL MATTERS

RECLAMATION
Generally, the Company is required to mitigate long-term environmental impacts by stabilizing, contouring, resloping and revegetating various portions of a site once mining and mineral processing operations are completed. These reclamation efforts are conducted in accordance with detailed plans which have been reviewed and approved by the appropriate regulatory agencies. The Company is accruing for reclamation costs at its San Juan property . For non-producing properties see "Item 2 - Environmental Matters".

PERMITTING
Permitting is a continuing process, and as the Company expands, it regularly amends its existing permits and obtains new permits. The Company believes it has obtained all permits necessary for its current operations. The Company's ongoing costs for environmental compliance, estimated to be $120,000 annually, encompass primarily water monitoring. See "Item 2 - Description of Properties - San Juan".

INSURANCE

The business of gold mining is subject to certain types of risks, including environmental hazards, industrial accidents, and gold bullion theft. The Company carries insurance against property damage and loss, comprehensive general liability, and losses from theft of gold and goods in transit. While the Company maintains insurance consistent with industry practice, it is not possible to ensure against all risks associated with the mining business, and no assurance can be given that insurance will continue to be available at a reasonable cost.

COMPETITION

The Company competes with other mining companies in connection with the acquisition of gold properties. There is significant and increasing competition for the limited number of gold acquisition properties, with some companies having substantially greater financial resources than the Company. As a result, in the future the Company may be unable to acquire attractive gold mining properties on acceptable terms. The Company believes no single company has sufficient market power to affect the price or supply of gold in the world market.

EMPLOYEES

There were 48 and 67 full time employees as of December 31, 1996 and 1995 respectively. At December 31, 1996, 42 were engaged in mining operations and 6 in administration and finance.

ITEM 2.     DESCRIPTION OF PROPERTIES

SAN JUAN, NEVADA COUNTY, CALIFORNIA

The San Juan Mine, owned 100% by Siskon, is located approximately 70 miles northeast of Sacramento, in Nevada County, California near the towns of Grass Valley and Nevada City. The property covers approximately 2,000 acres, owned by the Company, with access by paved road.

The deposit is a thick, flat lying bed of cemented conglomerate containing native gold and is a remanent of a sixty million year old paleoplacer. The property has been mined for gold on and off since 1850. Drilling campaigns conducted by the Company and prior owners, comprising over 324 exploration holes and totalling 152,000 lineal feet, defined a geologic resource containing approximately 908,000 ounces of gold. Subsequently, a geologic resource was defined for an open pit mine of 506,000 ounces of gold on a portion of the property. The Company has identified a high grade zone which is indicated to contain 3,174,424 tons of ore at a grade of 0.092 ounce of gold per ton. Using metallurgical recoveries projected at 96% and gold fineness of 92% the zone is estimated to contain 257,707 fine ounces of gold. Grades at the San Juan Mine are discussed in terms of tons whereas they were previously shown in bank cubic yards. Based on drilling results, 1.57 tons of ore from the San Juan Mine is equivalent to one bank cubic yard.

Siskon acquired a 30% interest in the property in 1985 and acquired the remainder of the mine in 1992 from Battle Mountain Gold Company for cash and common stock totaling $5.5 million. In connection with the acquisition the Company issued a $3 million convertible note to the Seamans secured by the property. In 1993, the Company granted a 2% NSR royalty in the San Juan property to Callahan Mining Corporation in connection with acquiring certain used mining equipment.

In 1991, Pincock, Allen & Holt ("PAH"), international resource consultants, completed a feasibility study, based on underground mining of a portion of this deposit, which identified a proven/probable reserve of 257,707 ounces of gold that could potentially be extracted at a projected cash cost per ounce of $195. Such costs are based on an initial annual production of 392,500 tons of ore yielding an average of 31,000 ounces of gold increasing to 588,750 tons yielding an average of 40,000 ounces annually. Siskon completed additional engineering studies that indicated an additional resource of 50,000 ounces of gold in some of the thicker areas of the ore body may exist. The engineering studies for these areas were not completed at the time the PAH study was prepared. However, the Company anticipates lower levels of production in the earlier stages with corresponding higher cash costs per ounce. See "Item 6 - Management's Discussion or Plan of Operations".

The Company prepared and filed permit applications to mine the San Juan Property in 1992 and received the necessary permits in June 1993. Since receiving the permit, the access decline, surface buildings, shops, surface plant, settling ponds, roads and electric utility services, drainage and ventilation tunnels, underground plant and main underground haulage ways have been constructed and installed.

During 1996, $3.2 million was incurred for development and plant and equipment at the San Juan Mine. Total pre-production development costs and related plant and equipment amounted to $19.8 million net of gold recoveries of $3.7 million. The increase in development costs from the Company's original estimate of $8.3 million are primarily attributable to the delay in the construction of the access tunnel resulting from unforeseen unfavorable rock conditions with a commensurate extended period of mine support, equipment maintenance and mine administration. Additional power delivery facilities were constructed and mining equipment was purchased that were originally anticipated after production commenced. Delays were incurred to reinforce most of the underground roads with crushed rock and to install larger dewatering pumps as a result of additional ground water flowing into the mine. The difficulty in obtaining qualified and experienced miners resulted in greater than expected training costs and has required longer periods of on the job training both of which have delayed the attainment of expected levels of productivity. Also, the majority of the development work for the underground workings did not occur in the high grade zones. As a result of recent declines in the gold price and higher than expected operating costs, the Company reduced the carrying value of the San Juan Mine by $10.3 million in the fourth quarter of 1996.

Since the start of construction of the San Juan Mine, the Company has improved or replaced twelve domestic wells on property adjacent to the project at a cost of approximately $108,000. Concerns by neighbors over whether the development of the mine is adversely affecting their wells were raised at the bi-annual Nevada County Planning Commission ("Commission") permit review meeting held on December 8, 1995. The Company engaged a hydrologist and presented its report to the Commission on May 23, 1996. The report indicated that the development had affected those twelve wells but that future dewatering activities at the mine should not have an adverse effect on any other adjacent wells. Nevada County has increased the remedial water supply bonds by $135,000 to $189,000 and required that the Company continue to replace or improve any other impacted wells adjacent to the property. On December 19, 1996, the Commission found that the mine was in compliance with its operating permit. No assurance can be given, however, that in the event the future operations of the Mine is determined to adversely affect surrounding neighbors' wells the Commission will allow the Company to continue to address such concerns through replacement wells, additional conditions to San Juan's operating permit, or increases in bonds.

On November 14, 1995 the California Regional Water Quality Control Board issued a letter to the Company concluding that the volume of water being discharged from the San Juan Mine was in excess of the permitted amount and on January 7, 1996 the Company received an interim dewatering permit. Subsequently, an area of high water flow into the mine was sealed off and other remediation steps were taken which the Company believes have brought the discharges of water from the mine into compliance with the original permit. To meet the long term potential discharge requirements of the Mine, the Company applied for and received on January 24, 1997, an amendment to its permit allowing increased volumes of water to be discharged from the Mine.

Operations of the San Juan Mine uses established underground room and pillar mining methods. Primary separation of the gold and waste occurs underground. The waste is available for back fill in the mined areas and the gold rich slurry is pumped to the surface for final recovery. The ore is amenable to gravity separation and does not require fine grinding. Because a gravity processing circuit is used no chemicals are required in the final processing.

With the completion of construction and development activities and attainment of sustained levels of production at the mine in mid-May 1996, the Company commenced the recognition of revenues, production costs, non-cash costs and royalties in operations. During 1996, 145,611 tons of ore were mined producing 9,651 ounces of gold of which 84,034 tons yielding 4,648 ounces of gold have been reflected in operations. In January and February 1997, 24,429 tons were mined yielding 1,932 ounces of gold.

As of December 31, 1996, the net carrying values of the San Juan property consisted of acquisition costs (including land) of $6,323,819, and deferred development costs of $3,780,386.

BIG HORN, LOS ANGELES COUNTY, CALIFORNIA

The Big Horn Mine, 100% owned by Siskon, is located approximately 40 miles east of Los Angeles, California and 6 miles from the town of Wrightwood. The property comprises 278 acres owned by the Company and 3 unpatented mining claims covering 60 acres with access by state highway and a 1.5 mile dirt road.

The Big Horn deposit is a thick vein type deposit that dips at a shallow angle and was worked intermittently in the 1890's and 1930's as an underground gold mine and was acquired by the Company in 1961.

From 1990 to 1992, the Company conducted underground diamond drilling programs and contracted with PAH to conduct an independent feasibility study of the project which was completed in 1993. According to PAH, the Big Horn deposit has mineralized material delineated by drilling of 3,710,080 tons containing 434,079 ounces of gold. Within this material is a proven/probable reserve of 1,211,440 tons containing 188,137 ounces of gold that the study estimates can be produced at a cash cost per ounce of $208. Annual production was forecasted at 275,000 tons yielding approximately 39,000 ounces of gold. The PAH study assumes a 15% dilution from material grading approximately one-half of reserve grade, a 92% recovery from mining and a 92% recovery from processing. The proven/probable reserves have not been adjusted for the effects of dilution and recovery rates. Projected pre-production capital costs are estimated at $13.7 million.

In addition to the proven/probable reserves, PAH reported that within the mineralized material there is another 662,392 tons containing an estimated 101,458 ounces of gold that had been drilled at wider intervals. It is the opinion of PAH that a substantial part of this additional tonnage will be added to the proven/probable reserves after additional sampling. The PAH report also states that there is good potential for the discovery of significant additional tonnage of ore grade mineralization in other areas.

The proposed plan to mine the Big Horn property calls for underground mining with a modified room and pillar method which accounts for the favorable projected mining costs. Power is anticipated to be generated at the mine and obtained from local utilities at the processing plant. The mine is located in steep, rugged terrain adjacent to the Sheep Mountain Wilderness area and each stage of the mine plan is designed to have minimal environmental impact.

The processing plant will be built off-site and the ore will be trucked to the site for processing. The Company is currently evaluating potential mill sites for which environmental permits will have to be obtained. A site located in the City of Adelanto that was purchased in March 1995 is currently for sale.

Based on the results of the PAH study, the Company has begun environmental permitting for the Big Horn property and the major permits are in place. Air quality permits to construct power generation facilities at the mine were issued at the end of March 1995 and water quality permits were issued in June 1995. The Company is currently considering further geological reviews and additional definition drilling at the mine site.

As of December 31, 1996, the carrying values of the Big Horn property consisted of acquisition costs (including land) of $737,203 and deferred development costs of $442,525.

OTHER PROPERTIES

The Company also owns the following properties: Gold Point consisting of 18 unpatented claims located in Sierra County, California, Gray Eagle consisting of 16 patented claims located in Siskiyou County, California, Argonaut consisting of 15 unpatented claims located in Baker County, Oregon, Iron Creek consisting of 7 patented and 35 unpatented claims located in Lemhi County, Idaho and Humbolt Starlight consisting of 19 patented claims located in Pershing County, Nevada.

The Gold Point Mine was acquired in 1991 and covers approximately 360 acres. Drilling and exploration carried out by previous owners in 1989 indicated a geologic resource of 244,000 tons grading 0.22 ounce per ton of gold.

In October 1995, the Company leased the Humbolt Starlight property to Pegasus Gold Corporation The lease provides for an annual minimum lease of $6,000 with a 3% NSR royalty up to $262,000, a 2% NSR royalty on the excess up to $1 million and a 1% NSR royalty thereafter.

In October 1995, the Company leased the Iron Creek property to Cominco American Incorporated ("Cominco"). The lease provides for a $15,000 payment at inception and an annual minimum of $12,000 in the first year, increasing $12,000 a year to $60,000 in the fifth through the ninth year and $100,000 thereafter. The lease provides for the greater of a 3% NSR royalty or a 12% NPI royalty. Cominco has an option to purchase two-thirds of the royalty (2% NSR or 9% NPI) for $5 million and has a work commitment for a maximum of $1 million over ten years which is allowable on adjacent properties.

Lease income for 1996 was $25,000 from the Iron Creek and Humbolt Starlight properties and is expected to be $36,000 in 1997. As of December 31, 1996, the carrying value of the properties amounted to $95,000 attributable to Gold Point. The Company has no present plans to pursue exploration of these properties in 1997.

OTHER INTERESTS

The Company also owns the following interests: 1.25% and 1% NSR royalty interests in the Aurora and Humbolt West properties located in Mineral County, Nevada, a 2% NSR royalty interest in the Siskon Mine located in Siskiyou County, California, a 2.5% NSR royalty interest in the Pine Flats property located in Humboldt County, California, 0.8% NSR royalty interests in the Mother Lode and Bullfrog properties located in Nye County, Nevada and a 10% NPI royalty interest in the Hilltop property located in Lander County, Nevada. The oil and gas royalty interests ranging from 3% to 5% located in Ponderosa and Teton Counties, Montana were sold March 14, 1997 for $17,500 in cash.

The Mother Lode and Bullfrog properties comprised the Beatty Claims which were owned by the U.S.-Nevada Gold Search Joint Venture in which Siskon was a 40% joint venture partner and which were sold in the first quarter of 1995 for $175,000 cash, the assumption of all reclamation liabilities and a 2% NSR royalties. The joint venture was liquidated in 1996.

Royalty income for 1996 was $76,828 from the Aurora, Humbolt West and Montana properties and should continue at lower levels in 1997 reflecting the sale of the oil and gas interests. As of December 31, 1996 there was no recorded book value for these interests.

ENVIRONMENTAL MATTERS

Mineral exploration and production is subject to environmental regulations by federal, state and county authorities. In most states, mineral exploration and production is regulated by conservation laws and other statutes and regulations relating to exploration procedures, reclamation, safety of mine operations, employee health and safety, use of explosives, air and water quality standards, noxious odors, noise, dust and other environmental protection controls. In addition, some of the Company's properties are historic gold mines operated by other companies before the enactment of modern environmental laws. There are three instances in which the Company has been contacted by governmental agencies with regard to environmental matters.

In May 1991, the Company received a request from the California Regional Water Quality Control Board to prepare an environmental site assessment report on a site known as the Croman Mill Site, located in Siskiyou County, California. In April 1996, state and federal environmental officials and a representative of the Company conducted a site visit. Several soil and water samples were taken by the officials as well as the Company. The Croman Mill Site is a historical mining mill site which contains stockpiled mine tailings from mining operations conducted by prior operators and owners and represents a "pre-existing" condition in relation to the time the Company owned the property. The Company owned the site from 1989 to June 1996 and did not conduct any mining related activities on the site during that time. As of March 17, 1997 no further correspondence has been received from the respective parties in relation to this matter. In the event that the test results lead to further testing and analysis which ultimately results in a clean-up and abatement order issued by a state or federal environmental agency, then the Company intends to seek indemnification from the prior operators of the property who may have been primarily responsible for the condition of the mine tailings located on the mill site.

On March 11, 1997 an action in U.S. District Court for the Eastern District of California, case number CIVS 970357 WBSJFM, was brought against the Company by the California Sportfishing Protection Alliance alleging violations of the Clean Water Act at the Gray Eagle Mine and Croman Mill Site in Siskiyou County, California. The allegations include the failure to obtain a permit for the wastewater treatment plant, discharges from the mine and failure to monitor pollutants released into Indian Creek. The suit seeks to require the Company to obtain a discharge permit, payment towards an environmental remediation fund, civil penalties of $25,000 per day and attorneys fees. The Company believes it has a meritorious defense in that; the water treatment plant owned by a prior mine operator is on U.S. Forest Service ("USFS") land, the plant is operating under the proper authorizations and satisfactorily treats discharges into

Indian Creek; the Croman Mill Site is more than three miles from the Gray Eagle Mine, the tailings came from prior mine owners and a prior lumber company's actions, the Company's activities on the site during the time of its ownership did not include any related mining activities and that the prior owners who created the mill site are liable for any remediation. However, there are no assurances that the Company will prevail or that the ultimate judgement or costs of defending itself will not have a material impact on the Company's financial position.

In March 1994, the Company received preliminary notice from the USFS naming the Company and six other parties as potentially responsible parties to a hazardous waste site in Siskiyou County, California. The hazardous waste site is believed to be related to old mill tailings, storage containers and a mine tunnel. One of the sites may have been the Siskon Mine which was previously owned by the Company and may have been operated by a predecessor of the Company among others. In September 1995, the Company received a letter from the USFS requesting a field visit to the Siskon Mine, however the field visit was postponed due to the occurrence of forest fires in the area. On October 31, 1996, the Company received a notice from the USFS that a field visit to the site was scheduled for November 4, 1996. The USFS has contracted with a private contractor to prepare an environmental evaluation to determine if the site poses any significant environmental risk and, if so, the establishment of clean-up goals. If necessary, an Engineering Evaluation/Cost Assessment may be conducted by the USFS to determine appropriate alternatives, if any, for removal of any hazardous wastes located on the site. Due to flooding in the area, the USFS has agreed to an additional visit to the site with Company representatives at a later date. Until more information is developed, the Company is not able to determine if it will be liable for environmental remediation or estimate the amount of liability, if any. In the event that the Company incurs any liability associated with the site, the Company intends to seek indemnification from other potentially responsible parties who may have been responsible for creating the hazardous waste found on the property.

SAFE  HARBOR  STATEMENT  UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT  OF
1995

With the exception of historical facts stated herein, the matters discussed in this report are "forward looking" statements that involve risks and uncertainties that could cause actual results to differ materially from projected results. Such "forward looking" statements include, but are not necessarily limited to, statements regarding anticipated levels of future production in tons of material produced as well as ounces of gold recovered from the mining operations of the Company, projected costs and expenditures relating to the Company's mining operations and exploration activities, and the availability of future debt and equity capital on commercially reasonable terms. Factors that could cause actual results to differ materially include, in addition to the other factors identified in this report, risks and uncertainties relating to general economic and political conditions, both domestically and internationally, the cyclical and volatile prices of gold, unanticipated ground and water conditions, unanticipated grade and geological problems, including lower than anticipated ore grades, metallurgical and other processing problems, availability of seasoned personnel and equipment, delays in the receipt of, or failure to receive necessary governmental permits or the renewals thereof, changes in the law and regulations governing gold mining specifically and environmental matters generally, results of financing efforts and market conditions, and other risk factors detailed in above. Readers of this report are cautioned not to put undue reliance on "forward looking" statements which are, by their nature, uncertain as reliable indicators of future performance. The Company disclaims any intent or obligation to publicly update these "forward looking" statements, whether as a result of new information, future events or otherwise.

ITEM 3.  LEGAL PROCEEDINGS.

Other than the matter discussed under "Environmental Matters - Gray Eagle Mine and Croman Mill Site" neither Siskon nor its subsidiary was involved in any legal proceedings, nor is any property of Siskon the subject of any legal proceedings that may have a material impact on the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

(A) COMPARATIVE MARKET PRICES

Siskon Gold Class A common stock has been listed on the NASDAQ National Market System ("NMS") under the symbol "SISK" since August 26, 1991. The following tables set forth the high and low closing sale prices, as reported by the NASDAQ, for Siskon Class A common stock for the quarters indicated. The high and low closing bid quotations shown reflect inter-dealer quotations and do not necessarily represent actual transactions. None of the prices shown reflect retail mark-ups, mark-downs or commissions.

                             COMMON STOCK-CLASS A
                                           HIGH        LOW

1995  1st Quarter                          $4.38       $3.25
      2nd Quarter                           4.50        3.12
      3rd Quarter                           4.12        2.94
      4th Quarter                           2.88        1.88

1996  1st Quarter                           3.75        1.88
      2nd Quarter                           2.63        1.75
      3rd Quarter                           2.44        1.50
      4th Quarter                           2.06        0.69

During the Company's fiscal year ended December 31, 1996, the National Association of Securities Dealers, Inc. ("NASD") proposed changes to its
Quantitative Maintenance Criteria for continued listing on the NMS of the NASDAQ Stock Market. These changes were subsequently approved by the NASD, but are still awaiting final approval by the Securities and Exchange Commission ("SEC"). The Company anticipates that the SEC will approve the new Quantitative Maintenance Criteria as approved by the NASD. As amended, all NMS designated securities must trade at or above a $1.00 bid price. Although in the past, NMS designated securities could trade at less than a $1.00 minimum bid price if the market value of the public float equaled at least $3 million and the issuer had net tangible assets of at least $4 million, this alternative has been deleted by the amendments to the rule. Consequently, when the new rule is approved by the SEC, the Company's Class A common stock will not qualify for continued listing on the NASDAQ Stock Market unless it increases in price. Among other things the Company may recommend to the shareholders a reverse stock split for the purposes of preserving the Company's listing on the NASDAQ Stock Market as an NMS security, although no assurance can be given that if recommended a stock split will be approved by the shareholders or that the Company's Class A common stock may not otherwise be delisted for failure to meet the new Quantitative Maintenance Criteria due to further declines in the share price.

(B) HOLDERS

On March 17, 1997, there were 14,949,673 shares of Siskon Class A Common Stock outstanding, held by 8,194 holders of record, 638 shares of Series 1 Class B common stock outstanding, held by 1 shareholder of record and 341 shares of Series A convertible preferred stock held by 1 shareholder of record.

(C) DIVIDENDS

Siskon has not paid or declared dividends upon its common stock since its inception and by reason of its anticipated financial requirements, does not contemplate paying any dividends on its Class A common stock in the foreseeable future.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

(A) PLAN OF OPERATION

The Company's short term and long term liquidity position is dependent upon bringing the San Juan Mine to commercial levels of production and on the completion of permitting, raising sufficient capital and attaining commercial levels of production at the Big Horn Mine. The Company has historically relied on debt and equity financing to meet its operating and development requirements and is currently actively pursuing alternative vehicles to finance current operations and development.

During 1996, $3.2 million was incurred for development and plant and equipment at the San Juan Mine. As a result of recent declines in the gold price and higher than expected operating costs, the Company reduced the carrying value of the San Juan Mine by $10.3 million in the fourth quarter of 1996. With the completion of construction and development activities and attainment of sustained levels of production at the mine in mid-May 1996, the Company commenced the recognition of revenues, production costs, non-cash costs and royalties in operations. During 1996, 145,611 tons of ore were mined producing 9,651 ounces of gold of which 84,034 tons yielding 4,648 ounces of gold have been reflected in operations. In January and February 1997, 24,429 tons were mined yielding 1,932 ounces of gold. As a forward looking statement, the Company is anticipating achieving levels of production of 1,570 tons per day yielding an average of 2,000 ounces of gold dor<e'> per month before the end of its fiscal year. In making this statement, the Company is assuming the following important factors are true: 1) the Company will not encounter further delays in increasing the levels of production due to poor ground conditions, unexpected increases in the flow of groundwater into the mine or the lack of availability of experienced mining personnel; 2) the grade of the gold deposit meets or exceeds the grade set forth in the Company's feasibility and ore reserve study; and 3) the Company's mining permits will continue in force and effect without modifications which would materially affect the level of gold production and that any modifications if required to sustain production will be obtained.

In March 1996, the Company entered into a contract with the Doe Run Company to provide management personnel, engineering, training and other technical and systems services for the San Juan Mine. The contract was terminated in December 1996 as anticipated production levels had not been attained.

The pre-production capital budget for the Big Horn Mine is anticipated to be $13.7 million, based on an annual production level of 275,000 tons of ore yielding approximately 39,000 ounces of gold. The Company does not have sufficient capital on hand to complete development of the Big Horn Mine and will have to obtain other sources of debt or equity capital. The Company is presently considering further geology reviews, updating the pre-production capital budget and conducting additional definition drilling on the inferred reserves at the Big Horn Mine. The cash requirements for this work would be met from proceeds from production or other sources of debt or equity capital.

Exploration and general and administrative costs for 1997 are estimated to be $653,000 net of royalty and lease receipts and interest income. The Company plans to meet these requirements from existing working capital.

On February 18, 1997 the Company borrowed $450,000 through the issuance of a convertible debenture bearing interest at 8% and a maturity date of February 1, 1999. The principle plus accrued interest may be converted into shares of the Company's Class A common stock at a conversion price equal to the lesser of seventy five percent of the market price of the common stock on February 19, 1997, or the market price on the date of conversion. The market price for the applicable date is defined as the average closing bid price of the common stock for five days preceding that date. The principle amount and accrued interest may be converted after April 5, 1997. At maturity, the Company has the option of repaying the principle and accrued interest in cash or in shares of common stock using the conversion prices set forth above. The Company issued the convertible debentures in reliance upon an exemption from the registration provisions of the Securities Act of 1933, as amended, provided for in Regulation S promulgated thereunder.

(B) FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Siskon had cash on hand of $812,606 and $4,251,032 at December 31, 1996 and 1995 respectively.

Cash used by operating activities in 1996 totalled $2,184,703 versus $712,749 in 1995.

Cash used in investing activities during 1996 totalled $2,548,604 as compared to $5,601,449 in 1995. During 1996 $2,149,827 was expended on development costs, $510,949 on equipment and $192,276 on land and bonds, as compared with $4,509,301 for development, $1,040,012 for equipment and $131,398 on land and bonds during 1995 . Cash provided from investing activities during 1996 totalled $304,448 from the sale of mining equipment and note collections as compared with $79,262 in 1995 from the sale of the USNGS Beatty properties and note collections.

Cash flows from financing activities during 1996 totalled $1,294,880 as compared to $6,320,532 during 1995. During 1996 $1,926,058 was received from the issuance of convertible debt as compared to $1,524,443 from the sale of common stock, $5,847,532 from the issuance of convertible debt and $7,860 from the exercise of options in 1995. During 1996 payments of capital lease obligations and debt amounted to $604,510 and registration and other issuance costs of $65,747 versus $1,059,303 for capital lease obligations and debt in 1995.

Pre-production development costs and related plant and equipment for the San Juan Mine aggregated $4,474,935 net of gold recoveries of $1,993,169 during 1996. In mid-May 1996 construction of the mine was completed. Permitting and land acquisition costs at the Big Horn Mine amounted to $179,010 during 1996.

In May 1996 the Board of Directors determined that the proceeds received in a November 1995 private placement to Vengold had been fully expended, the two directors appointed by Vengold resigned and the Board dissolved the Budget Committee. In August 1996 Vengold converted the 39,062.5 shares of Class B Series 2 common stock into 781,250 shares of Class A common stock.

In May 1996 the Company borrowed $500,000 from Carl Seaman, a shareholder and holder of a majority of existing convertible debt. The loan is collateralized by the San Juan and Big Horn mines, is due November 15, 1998 and bears interest at ten percent with the principle and interest convertible into Class A common stock at $1.75 per share. In connection with the loan Mr. Seaman was granted the right to convert $500,000 of the Seamans' existing convertible debt into Class A common stock at $1.75 per share as well. If a private placement is completed prior to November 15, 1998 at a price below $1.75 per share, Mr. Seaman would have the right to change the conversion price of his new note to the same as that under the private placement.

If the note holders of the $8.3 million in convertible debt do not elect to convert prior to maturity, the Company anticipates meeting the repayment requirements from future production proceeds from the San Juan Mine or additional debt or equity financing although no assurance can be given that the proceeds from production will be sufficient or that the financing can be obtained. For further details to the convertible debt see note 9 to the financial statements.

On October 17, 1996 the Company borrowed $1,150,000 through the issuance of a convertible debenture bearing interest at 8% and a maturity date of October 1, 1998. The principle plus accrued interest may be converted into shares of Class A common stock at a conversion price equal to the lesser of (a) the market price of the common stock on October 17, 1996, or (b) seventy five percent of the market price if the conversion is before January 25, 1997 or seventy percent of the market price if the conversion is after January 24, 1997. The market price for the applicable date is defined as the average closing bid price of the common stock for five days preceding that date. One quarter of the principle amount and accrued interest may be converted after November 27, 1996, with additional one quarter amounts eligible for conversion after December 15, 1996, January 4, 1997 and January 24, 1997. In the event that the conversion price is less than or equal to $1.00 per share, then the Company has the right to redeem the debenture for 133% of the principle amount if the redemption occurs prior to January 25, 1997 and 142.8% of the principle amount if the redemption occurs thereafter. At maturity, the Company has the option of repaying the principle and accrued interest in cash or in shares of Class A common stock using the conversion prices set forth above. The holder of the debenture has agreed not to convert the debenture if at any time, except at maturity, the holder would beneficially own more than 5% of the Class A common stock of the Company. The Company issued the convertible debentures in reliance upon an exemption from the registration provisions of the Securities Act of 1933, as amended, provided for in Regulation S promulgated thereunder. $950,000 of the debentures have been converted through March 17, 1997 into 2,738,176 shares of Class A common stock.

On November 18, 1996, the Company borrowed $500,000 through the issuance of convertible debt bearing interest at 8% and a maturity date of January 1, 2000. Principal, plus accrued interest, may be converted into shares of Series A convertible preferred stock at a conversion price of $1,000 per share. One third of these debentures are convertible into shares of Class A common stock after January 24, 1997, one third after February 13, 1997 and the remaining one third after March 5, 1997. The number of shares of Class A common stock issuable upon the conversion of the Series A convertible preferred stock is determined by dividing the number 1,000 by seventy five percent of the average bid price of the Class A common stock over a ten day trading period immediately preceding the conversion date. The debenture may be prepaid, without penalty, anytime after one hundred eighty days from the date of issue. Likewise, the Series A cumulative preferred stock may be redeemed by the Company at its liquidation value of $1,000 per share, plus accrued dividends. Dividends on the Series A cumulative preferred stock accrue at eight percent per annum and are cumulative. At maturity, any remaining debentures or preferred stock automatically convert into shares of Class A common stock at the conversion price set forth above. So long as any debenture or any share of Series A cumulative preferred stock remains outstanding, the holder may not, directly or indirectly, initiate or maintain any short position in the securities of the Company. The Company agreed to issue this series of debentures in reliance upon an exemption from the registration provisions of the Securities Act of 1933, as amended, provided for in Regulation S promulgated thereunder. On March 7, 1997 all of the debentures and accrued interest amounting to $511,111 were converted into 512 shares of Series A convertible preferred stock and 171 shares of the preferred stock so issued were converted into 640,000 shares of Class A common stock.

Siskon incurred a net loss of $14,394,185 for 1996 compared to a net loss of $703,571 in 1995. Commencing in mid-May 1996, revenues, production costs, non-cash costs and royalties at the San Juan Mine were reflected in operations. During 1995 production costs were capitalized as the Company's operations were in the development stage and gold revenues received were credited against capitalized costs. During 1996 revenues of $1,770,648 resulted from 4,648 ounces of fine gold at an average price of $381 per ounce. Production costs, non-cash costs and royalty expense totalled $3,309,196, $794,371 and $35,301 respectively. As a result of recent declines in the gold price and higher than expected operating costs, the Company determined that it may not recover its investment in the San Juan Mine over the life of the property and accordingly reduced the carrying value of the property by $10,295,517 in the fourth quarter of 1996 based on the Company's estimate of fair value. Fair value was determined based on the estimated discounted future net cash flows expected to be generated over the life of the San Juan Mine.

In July 1996, the Company sold for $450,000 cash the merchantable timber on the San Juan property which must be harvested in three years. There were no sales of timber in 1995.

The note receivable collateralized by the Comstock property amounting to $275,326 is currently in default and the Company is negotiating with the payee to either bring the note current or initiate foreclosure.
General and administrative expenses were $1,150,590 for 1996 as compared with $1,031,492 during 1995. The increase is primarily due to compensation expense that was included in general and administrative in 1996 versus being capitalized in deferred development costs in 1995.

Exploration costs were $71,234 for 1996 versus $74,593 during 1995.

The loss on sale of property and equipment was $33,315 during 1996 versus a gain of $90,616 in 1995. The gain during 1995 primarily related to the sale of the USNGS Beatty property.

Interest and miscellaneous income was $78,438 for 1996 as compared with $164,965 during 1995 reflecting higher cash balances during 1995.

Interest expense in 1996 amounted to $1,105,575 reflecting commencement of production and the amortization of the discount of the price of the stock underlying the convertible debt. In 1995 interest costs were capitalized.

The Company believes that its business and operations were not materially affected by inflation during 1996 and 1995.

During 1996 and into the first quarter of 1997, the San Juan Mine has experienced less than anticipated ore grades and negative cash flows as the Company continues its effort to increase production and gold recoveries to levels sufficient to attain positive cash flow and profitable operating results. As a result, in an effort to maintain its cash reserves, the Company has raised additional capital through the issuance of convertible debentures. Even though the Company believes it currently has sufficient working capital to operate the San Juan Mine during 1997, this forward looking statement assumes, among other things, that the ore grade is at least the ore grade in the feasibility study and that production levels continue to increase. If the San Juan Mine experiences less than anticipated ore grades or lower levels of production, even for a relatively short period of time, than the Company may decide to curtail or significantly reduce its operations while it studies various alternatives which may include, but are not necessarily limited to, different mining methods, alternative mine plans, additional capital raising or the identification of potential joint venture or merger partners. Should operations be curtailed, it is anticipated that the Company could generate sufficient working capital to fund its obligations over the next year.

ITEM 7.  FINANCIAL STATEMENTS.

The Consolidated Financial Statements of Siskon Gold Corporation and Subsidiary are attached at the end of this document.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

During the registrants' two most recent fiscal years and subsequent period, there were no disagreements on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

                                    PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT OF THE REGISTRANT

ITEM 10.  EXECUTIVE COMPENSATION

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Items 9, 10, 11 and 12 will be incorporated by reference to Siskon's definitive proxy statement for the 1996 shareholders meeting to be filed with the Commission within 120 days from the end of the year.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(A)         EXHIBITS

     3.1 Amended and Restarted Articles of Incorporation of Siskon Gold Corporation (1)
     3.2    Bylaws of Siskon Gold Corporation (1)
     4.1    Form of 8% Convertible Debenture due February 1, 1999 (10)
     4.2    Certificate of  Determination  for  Series  A Convertible Preferred
            Stock
     4.3    Form of 8% Convertible Debenture due January 1, 2000
    10.8    Siskon Gold Stock Option Plan (2)
            (a)  Amendment to the Siskon Gold Stock Option Plan (1)
    10.9    Consulting Agreement with Charles D. Snead, Jr. (3)
    10.10   Employment Agreement with Timothy A. Callaway (3)
    10.16   Placement Agent Agreement (4)
    10.17   Unit Purchase Agreement (4)
    10.18   Stock, Note and Warrant Purchase Agreement, dated November 15, 1995
            (5)
    10.19   Standstill Agreement, dated November 15, 1995 (5)
    10.20   Convertible  Note  with SJ Gold Holdings Inc., dated  November  15,
            1995 (5)
    10.21   Debt Conversion and Modification Agreement, dated November 15, 1995
            (5)
    10.22 Amended and Restated Convertible Note with Carl and Linda Seaman, dated November 15, 1995 (5)
    10.23 Amended and Restated Convertible Note with Jordan Seaman, dated November 15, 1995 (5)
    10.24 Amended and Restated Convertible Note with Dana Manning, dated November 15, 1995 (5)
    10.25 Mine Services Agreement with the Doe Run Company, dated March 15, 1996 (7)
    10.26   Timber Sales Agreement (8)
    10.27   Convertible Note Agreement - Cygni S.A. (9)
    10.28   Convertible Note Agreement - Carl Seaman
    16.1    Letter on Changes in Certifying Accountants (6)

    21.1    List of Subsidiaries
    23.1    Consent of Coopers & Lybrand L.L.P.

   (1) Incorporated by reference to the Company's Registration Statement S-3 filed on December 20, 1993 (File No. 33-73066)
   (2) Incorporated by reference to the Company's Form 10-K for the year ended December 31, 1991
   (3) Incorporated by reference to the Company's Form 10-KSB for the year ended December 31, 1992, as amended on Form 8 on April 30, 1993 and on Form 10-KSB/A on June 1, 1993 (which conformed the Form 10-K to a Form 10-KSB)
   (4) Incorporated by reference to the Company's Form 10-KSB for the year ended December 31, 1994
   (5) Incorporated by reference to the Company's Form 10-QSB for the quarterly period ended September 30, 1995 as amended on form 10-QSB/A No. 1 on November 24, 1995
   (6) Incorporated by reference to the Company's Form 8-K for October 20, 1994 and filed on October 26, 1994
   (7) Incorporated by reference to the Company's Form 10-KSB for the year ended December 31, 1996.
   (8) Incorporated by reference to the Company's Form 10-QSB for the quarterly period ended June 30, 1996.
   (9) Incorporated by reference to the Company's Form 10-QSB for the quarterly period ended September 30, 1996.
  (10) Incorporated by reference to the Company's Form 8-K for February 21, 1997 and filed on February 28, 1997.

(B)       REPORTS ON FORM 8-K

On February 21, 1997 the Company reported that on February 18, 1997 the Company borrowed $450,000 through the issuance of a convertible debenture bearing interest at 8% and a maturity date of February 1, 1999. The principle plus accrued interest may be converted into shares of the Company's Class A common stock at a conversion price equal to the lesser of seventy five percent of the market price of the common stock on February 19, 1997, or the market price on the date of conversion. The market price for the applicable date is defined as the average closing bid price of the common stock for five days preceding that date. The principle amount and accrued interest may be converted after April 5, 1997. At maturity, the Company has the option of repaying the principle and accrued interest in cash or in shares of common stock using the conversion prices set forth above. The Company issued the convertible debentures in reliance upon an exemption from the registration provisions of the Securities Act of 1933, as amended, provided for in Regulation S promulgated thereunder.

                                  SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                SISKON GOLD CORPORATION

Dated March 25, 1997                      /S/TIMOTHY A. CALLAWAY
                                          Timothy A. Callaway, President, CEO
                                          and Chairman of the Board
                                          (Principal Executive Officer)

Dated March 25, 1997                      /S/MICHAEL K. EPSTEIN
                                          Michael K. Epstein, Vice-President
                                          Finance and Chief Financial Officer
                                          (Principal Financial and Accounting
                                          Officer)


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



/S/TIMOTHY A. CALLAWAY                          Dated  MARCH 25, 1997
Timothy A. Callaway, Director

/S/CHARLES D. SNEAD                             Dated  MARCH 25, 1997
Charles D. Snead, Director

/S/MICHAEL K. EPSTEIN                           Dated  MARCH 25, 1997
Michael K. Epstein, Director

/S/SCOTT E. BARTEL                              Dated  MARCH 25, 1997
Scott E. Bartel, Director

                             FINANCIAL STATEMENTS

                              FORM 10-KSB - ITEM 7

                    SISKON GOLD CORPORATION AND SUBSIDIARY

                         LIST OF FINANCIAL STATEMENTS


The following consolidated financial statements of the Company are included in response to Item 7:






Independent Auditors' Report -
      Coopers & Lybrand, L.L.P.                                             20

Consolidated Balance Sheets -
      December 31, 1996 and 1995                                            21

Consolidated Statements of Operations -
      Years Ended December 31, 1996 and 1995                                22

Consolidated Statements of Cash Flows -
      Years Ended December 31, 1996 and 1995                                23

Consolidated Statements of Shareholders' Equity -
      Years Ended December 31, 1996 and 1995                                24

Notes to Consolidated Financial Statements                                  25

REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors and Shareholders of Siskon Gold Corporation and Subsidiary
Grass Valley, California

We have audited the accompanying consolidated balance sheets of Siskon Gold Corporation and Subsidiary (the Company) as of December 31, 1996 and 1995, and the related consolidated statements of operations, shareholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for that opinion.

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of Siskon Gold Corporation and Subsidiary as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

As described in Note 16 to the consolidated financial statements, an action has been brought against the Company on March 11, 1997, alleging violations of the Clean Water Act at one of the Company's mine sites the outcome of which is uncertain at this time. Accordingly, no provision for any liability that may result from this case has been made in the financial statements.


COOPERS AND LYBRAND, L.L.P.
San Francisco, California
March 12, 1997

SISKON GOLD CORPORATION AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 1996 AND 1995

                                                                  1996                           1995
CURRENT ASSETS
Cash and cash equivalents                                         $812,606                     $4,251,032
Accounts receivable                                                  6,080                          7,586
Inventories                                                        230,875                        240,605
Prepaid expenses and other                                         400,792                         74,121
                                                               -----------                    -----------
   Total Current Assets                                          1,450,353                      4,573,344

NOTES RECEIVABLE                                                   292,812                        288,053

PROPERTY, PLANT AND EQUIPMENT, net                              16,653,046                     24,753,240

OTHER ASSETS                                                       428,569                        257,416
                                                               -----------                    -----------
TOTAL ASSETS                                                   $18,824,780                    $29,872,053
                                                               ===========                    ===========
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities                          $773,306                       $719,113
Capital lease obligations                                             -                            48,964
Current portion of long-term debt                                  292,248                              0
                                                                ----------                    -----------
   Total Current Liabilities                                     1,065,554                      1,282,048

LONG TERM DEBT ($9,772,640 in 1996 and
   $7,811,657 in 1995 to related parties)                       10,692,224                      8,171,205

OTHER LIABILITIES                                                   60,551                         51,190
                                                                ----------                    -----------
  Total Liabilities                                             11,818,329                      9,504,443
                                                                ----------                    -----------
COMMITMENTS AND CONTINGENCIES (Note 16)

SHAREHOLDERS' EQUITY
Capital Stock
   Preferred stock, $.001 par value; no shares issued                 -                              -
   Common stock, $.001 par value; issued and outstanding:
      Class A: 11,989,662 in 1996; 10,562,544 in 1995              11,989                         10,562
      Convertible Class B Series 1: 638 in 1996 and 1995                1                              1
      Convertible Class B Series 2: 0 in 1996; 39,062.5 in 1995       -                               39
Additional paid-in capital                                     53,730,633                     52,690,024
Stock subscription receivable                                    (326,812)                      (317,841)
Accumulated deficit                                           (46,409,360)                   (32,015,175)
                                                               ----------                     ----------
   Total Shareholders' Equity                                   7,006,451                     20,367,610
                                                               ----------                     -----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                    $18,824,780                    $29,872,053
                                                               ==========                      ==========

See notes to consolidated financial statements.

SISKON GOLD CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995

                                                             1996             1995

Gold sales                                                 $1,770,648      $    -
Timber sales                                                  450,000           -
Royalties and leases                                          101,828          147,233
                                                           ----------      -----------
   Total Revenues                                           2,322,476          147,233
                                                           ----------      -----------
OPERATING EXPENSES
Production                                                  3,309,196           -
Depreciation, depletion and amortization                      794,371           -
Mineral property impairment loss                           10,295,517           -
General and administrative                                  1,150,590        1,031,492
Royalties                                                      35,301           -
Exploration costs                                              71,234           74,893
                                                           ----------      -----------
   Total Operating Expenses                                15,656,209        1,106,385
                                                           ----------      -----------
OPERATING LOSS                                            (13,333,733)        (959,152)

OTHER (EXPENSE) INCOME
(Loss) Gain on sale of mineral rights and equipment           (33,315)          90,616
Interest expense                                           (1,105,575)          -
Interest and other income                                      78,438          164,965
                                                           ----------      -----------
    Total Other (Expense) Income                           (1,060,452)         255,581
                                                           ----------      -----------
NET LOSS                                                 $(14,394,185)        ($703,571)
                                                           ==========      ============
NET LOSS PER SHARE                                       $      (1.31)      $     (0.08)
                                                           ==========      ============
WEIGHTED AVERAGE NUMBER OF SHARES                          10,980,783         9,255,124
                                                           ==========      ============







See notes to consolidated financial statements.

SISKON GOLD CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995


                                                     1996         1995
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                        $(14,394,185)      ($703,571)
Adjustments to reconcile net loss to net
   cash used in operating activities
Mineral property impairment loss                  10,295,517            -
Issuance of common stock for services                 50,000          82,500
Issuance of common stock for interest                489,155            -
Discount on price of stock underlying
   convertible debt                                  490,647            -
Depreciation, depletion and amortization             794,371          22,098
Loss (Gain) on sale of mineral rights and equipment   33,315         (90,616)
Accrued interest payable (receivable)                  2,012         (17,991)
(Increase) decrease in accounts receivable            (4,331)         15,247
Decrease (increase) in inventories                     9,730        (114,839)
Increase in prepaid expenses                          (5,127)        (45,746)
Increase in accounts payable and accrued liabilities  54,193         160,169
Decrease in accrued reclamation costs                    -           (20,000)
                                                  ----------       ----------
Net cash used in operating activities             (2,184,703)       (712,749)
                                                  ----------       ----------
CASH FLOWS FROM INVESTING ACTIVITIES
Sale of mineral rights and equipment                 303,370          73,000
Collections on notes receivable                        1,078           6,262
Purchase of equipment                               (510,949)     (1,040,012)
Purchase and additions to land                        (5,934)       (124,121)
Deferred development costs                        (2,149,827)     (4,509,301)
Increase reclamation bonds                          (186,342)         (7,277)
                                                  ----------       ---------
Net cash used in investing activities             (2,548,604)     (5,601,449)
                                                  ----------       ---------
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock,
     net of offering costs                               -         1,524,443
Proceeds from issuance of convertible debt,
     net of financing costs                        1,926,059       5,847,532
Proceeds from exercise of stock options                  -             7,860
Payments of obligations under capital leases         (48,964)       (572,199)
Payments of equipment debt                          (501,232)       (476,475)
Payment of land notes payable                        (15,235)        (10,629)
Registration and other issuance costs                (65,747)            -
                                                  ----------       ---------
Net cash provided by financing activities          1,294,881       6,320,532
                                                  ----------       ---------
(DECREASE) INCREASE IN CASH                       (3,438,426)          6,334

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR     4,251,032       4,244,698
                                                  ----------       ---------
CASH AND CASH EQUIVALENTS AT END OF YEAR            $812,606      $4,251,032
                                                  ==========       =========


Supplemental cash flow disclosure (Note 14)
See notes to consolidated financial statements.

SISKON GOLD CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995



                    Common Stock                                         Additional     Stock
                                                                         Paid-In        Subscription   Accumulated
                                                                         Capital        Receivable     Deficit          Total
                    Class A      Series 2      Class B
                    Shares       Shares        Shares        Amount

Balance -
December 31,
1994              9,056,043         -              638        $9,057   $49,126,795     $(299,850)     $(31,311,604)   $17,524,398

Shares issued
for:
Cash (less
  offering
  expenses of
  $475,557)                      39,062.5                         39     1,524,404                                      1,524,443
Private placement
  (see Note 10)     718,556                                      719          (719)                                        -
Services             23,236                                       23        82,477                                         82,500
Stock options         3,000                                        3         7,857                                          7,860
Convertible debt    707,679                                      707     1,810,949                                      1,811,656
Interest             54,030                                       54       138,261                                        138,315

Accrued interest                                                                         (17,991)                         (17,991)
Net loss                                                                                                  (703,571)      (703,571)
                   --------     ----------        -----      -------   -----------      ---------      ------------    -----------
Balance -
December 31,
1995             10,562,544      39,062.5          638        10,602    52,690,024      (317,841)      (32,015,175)    20,367,610

Shares issued
  for:
Services             18,850                                       19        49,981                                         50,000
Convertible debt    303,577                                      304       247,391                                        247,695
Interest            323,441                                      323       808,984                                        809,307
Conversion of
  Series 2 shares   781,250     (39,062.5)                       742       (65,747)                                       (65,005)

Accrued interest                                                                            (8,971)                        (8,971)
Net loss                                                                                               (14,394,185)   (14,394,185)
                   ---------    ----------         ------      ------    ---------      ---------      ------------    -----------
Balance -
December 31,
1996             11,989,662          -             638       $11,990   $53,730,633       $(326,812)   $(46,409,360)    $7,006,451
                 ==========     ==========         ======    =======   ===========       ==========   =============    ==========




See notes to consolidated financial statements.

SISKON GOLD CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    NATURE OF OPERATIONS

      Siskon Gold Corporation and subsidiary (the Company) is engaged in the business of exploring, developing and mining precious mineral properties, principally gold. Gold dor<e'>', the Company's principle product, is produced and sold in the United States. At December 31, 1996, the Company owned interests in various mineral properties located in the Western United States. In mid-May 1996 the San Juan Mine attained sustained levels of production and the Company commenced the recognition of revenues, production costs, non-cash costs and royalties in operations. The Company's operations are conducted in one business segment being that of mineral resource exploration, development and production.

      The consolidated balance sheet at December 31, 1996 includes deferred development costs and mineral rights relating to the San Juan Mine amounting to $7,904,205 after reducing the carrying value of deferred costs by $10,295,577 (see note 6). The ability of the Company to continue mining in the foreseeable future without any significant curtailment of operations and its ability to recover the carrying value of deferred development costs and mineral rights is dependant on the San Juan Mine being able to reach economic levels of production. Management believes that economic levels of production are attainable and will lead to the recovery of carrying values of deferred development costs and mineral rights. However, the Company has experienced lower than anticipated levels of production resulting in losses from operations and negative cash flows for 1996 and 1995. Should these conditions persist, the Company may need to seek alternative means of financing to fund operations, the likelihood of which is uncertain at this time, or to significantly reduce or curtail the scope of its operations while it reviews various alternatives.

2.    SIGNIFICANT ACCOUNTING POLICIES

      BASIS OF CONSOLIDATION - The consolidated financial statements include the accounts of the Company, its 99% owned Mexican subsidiary SISKOMEX, S.A. de C.V. and for 1995 its 40% share of the revenues and expenses of U.S.- Nevada Gold Search Joint Venture ("USNGS") which was liquidated on December 31, 1995. All significant intercompany accounts and transactions have been eliminated.

      USE OF ESTIMATES - The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

      CASH AND CASH EQUIVALENTS - Cash and cash equivalents consist of cash and U.S. Treasury bills with original maturity dates of three months or less. The Company's policy is to invest cash in conservative, highly rated instruments and to limit the amount of credit exposure to any one institution.

      REVENUE RECOGNITION - Revenue from gold production is recognized when the finished product is poured based upon estimated weights and assays at current market prices. Until sustained levels of production are attained and development is complete, gold revenues are offset against deferred development costs.

      INVENTORIES - Inventories of materials and supplies are carried at the lower of average costs or estimated net realizable value. Inventories of gold dor<e'> bars are carried at net realizable value.

      PROPERTY, PLANT AND EQUIPMENT - Plant and equipment are stated at cost. Plant depreciation is computed using the units of production method based on proven and probable reserves. Mining and other equipment depreciation is computed on straight-line methods over the estimated useful lives of the assets, principally 7 to 10 years.

      Property acquisition  costs   are recorded at cost and  are depleted on a
      unit of production method based on proven and probable reserves.

      Land is recorded at cost.

      Development costs are capitalized and amortized on a unit of production method based on proven and probable reserves.

      Borrowing costs are capitalized on expenditures related to development projects actively being prepared for their intended use. Capitalization is discontinued when the asset is substantially complete and ready for its intended use.

      Asset carrying values: The recoverability of investments in operating mines and non-operating properties is evaluated periodically. Estimated future net cash flows from each mine and non-operating property are calculated using estimates of proven and probable ore reserves for operating properties and estimated contained mineralization expected to be classified as proven and probable reserves based on geological delineation to date for non-operating properties, estimated future sales prices (considering historical and current prices, price trends and related factors) and operating, capital and reclamation costs.

      Effective January 1, 1996, the Company adopted Statement of Financial Accounting Standards ("SFAS") 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." SFAS 121 requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, and, if deemed impaired, measurement and recording of an impairment loss be based on the fair value of the asset which generally will be computed using discounted cash flows. See note 6 for the impairment loss recognized at December 31, 1996.

      Management's estimates of gold prices, recoverable proven and probable reserves, operating, capital and reclamation costs are subject to certain risks and uncertainties which may affect the recoverability of the Company's investment in property, plant and equipment. Although management has made its best estimate of these factors based on current
      conditions, it is       reasonably  possible  that changes could occur in
      the near term which could adversely affect management's estimate of the net cash flows expected to be generated from its operating properties.

      EXPLORATION COSTS - Exploration costs are expensed as incurred.

      RECLAMATION COSTS - Reclamation costs are estimated and accrued on an undiscounted basis over the productive life of properties using the units-of-production method, based on ounces recovered. Remediation liabilities are expensed immediately when the liability is probable and estimable. Based on current environmental regulations and known reclamation requirements, management has included ts best estimates of these obligations in its reclamation accruals. However, it is reasonably possible that the Company's estimates of its ultimate reclamation liabilities could change as a result of changes in regulations or cost estimates.

      DEFERRED FINANCING COSTS - Costs associated with issuing convertible debt are deferred and amortized over the life of the debt. The discount on the price of the stock underlying convertible debt is capitalized and amortized over the period from the issuance of the debt until the first date of conversion.

      INCOME TAXES - The Company accounts for income taxes using the liability method which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Deferred tax assets and liabilities are determined based on the difference between the financial statements and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances against deferred tax assets are recorded to the extent management estimates that the benefit will not be realized.

      STOCK BASED COMPENSATION - SFAS 123 "Accounting for Stock-Based Compensation" encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. ("APB") 25, "Accounting for Stock Issued to Employees," and related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's common stock at the date of grant over the amount an employee must pay to acquire the stock.

      LOSS PER SHARE - In February 1997, the Financial Accounting Standards Board issued SFAS 128, "Earnings per Share," which is effective for periods beginning after December 15, 1997. SFAS 128 has simplified the existing computational guidelines as well as revised the existing disclosure requirements. The Company will adopt the provisions of SFAS 128 in the 1997 year.

        Loss per share is calculated based on the weighted average Class A common shares outstanding during 1996 and 1995, respectively. Common stock equivalents, mainly series 2 Class B common stock and convertible debt and stock options and warrants, are not included in the calculation of weighted average shares outstanding as they are anti-dilutive.

3.    INVENTORIES


      Inventories at December 31 were as follows:         1996       1995

      Gold dor<e'> inventory                            $81,380     $117,441
      Materials and supplies                            149,495      123,164
                                                       --------     --------
                                                       $230,875     $240,605
                                                       ========     ========
4.    PREPAID EXPENSES AND OTHER
      Prepaid expenses and other at December 31 were as follows:
                                                          1996       1995

      Deferred financing costs                         $135,602     $   -
      Discount on price of stock underlying
         convertible debt                               137,923         -
      Property taxes, insurance and other               127,267       74,121
                                                       --------     --------
                                                       $400,792      $74,121
                                                       ========     ========
5.    NOTES RECEIVABLE
      Notes receivable at December 31 were as follows:    1996       1995

      Comstock property                                $275,326     $275,559
      USNGS trailer park property                        19,633       17,292
                                                       --------     --------
                                                        294,959      292,851
      Less current portion                                2,147        4,798
                                                       --------     --------
                                                       $292,812     $288,053
                                                       ========     ========

      The notes are collateralized by property and equipment, payable in monthly installments of $2,191 with interest payable from seven to eight per cent and are due in 2002 and 2005. The note receivable collateralized by the Comstock property is in default. The Company is negotiating with the payee to either bring the note current or the Company will initiate foreclosure.

6.    PROPERTY, PLANT AND EQUIPMENT

      Property, plant and equipment at December 31 were as follows:

                                                      1996            1995
      Property acquisition and development costs
          San Juan                                  $20,747,399    $18,135,688
          Big Horn                                    1,179,728      1,000,716
          Gold Point                                     95,000         95,000
      Mining equipment                                5,442,216      4,981,075
      Plant                                           1,326,380      1,211,017
      Office equipment, furniture  and vehicles         145,699        305,478
                                                     ----------     ----------
                                                     28,936,422     25,728,974
      Less: accumulated depletion, depreciation and
                   amortization                       1,987,859        975,734
               amortization
            mineral property impairment loss         10,295,517           -
                                                     ----------     ----------
                                                    $16,653,046    $24,753,240
                                                    ===========    ===========

      As a result of recent declines in the gold price combined with higher than anticipated operating costs, the Company determined that it may not recover its investment in the San Juan mine over the life of the property and accordingly reduced the carrying value of this property by $10,295,517 in the fourth quarter of 1996 based on the Company's estimate of its fair value. The fair value was determined based on the estimated discounted future net cash flows expected to be generated over the life of the San Juan mine.

      Included in property acquisition costs is the cost of land, amounting to $2,861,479 and $2,855,545 at December 31, 1996 and 1995, respectively.
      Included in mining equipment is equipment under capital leases amounting to $321,750 at December 31, 1995. The leases matured in 1996.

      In March 1995, USNGS sold its interest in the Beatty claims for $175,000 in cash, assumption of all reclamation liabilities and a two percent NSR royalty resulting in a gain on sale to the Company of $87,946.

7.    OTHER ASSETS


      Other assets at December 31 were as follows:    1996          1995

      Reclamation Bonds                             $295,942        $109,600
      Deferred Financing costs                       132,627         147,816
                                                    --------        --------
                                                    $428,569        $257,416
                                                    ========        ========

8.    ACCOUNTS PAYABLE AND ACCRUED LIABILITIES
      Accounts payable and accrued liabilities at December 31 were as follows:

                                                  1996             1995

      Trade payables                           $539,367          $470,941
      Accrued wages                             141,590           154,450
      Accrued sales and property taxes
           and insurance                         92,349            93,722
                                               --------          --------
                                               $773,306          $719,113
                                               ========          ========

9.    LONG-TERM DEBT

      Long-term debt at December 31 was as follows:     1996          1995

      Land purchase notes                            $186,203       $201,438
      Equipment contracts                             477,390        672,081
      Convertible notes payable to shareholders 9,772,640 7,811,657 Discount on the price of stock underlying
           convertible notes                          548,239           -
                                                  -----------     ----------
                                                   10,984,472      8,685,176
      Less: current portion                           292,248        513,971
                                                  -----------     ----------
                                                  $10,692,224     $8,171,205
                                                  ===========     ==========

      Activity in the convertible notes payable to shareholders for the years
      ended December 31 was as follows:                1996          1995

      Balance - beginning of year                  $7,811,657     $3,380,850
      Borrowings                                    2,150,000      6,000,000
      Accrued interest                                 10,983        242,463
      Conversion to common stock                     (200,000)    (1,811,656)
                                                   ----------     ----------
      Balance - end of year                        $9,772,640     $7,811,657
                                                   ==========     ==========

      Components of notes payable to shareholders for the years ended
      December 31 was as follows:                      1996          1995

      Carl and Linda Seaman and family             $5,302,783     $4,811,657
      Vengold Inc.                                  3,000,000      3,000,000
      Cygni S.A.                                      965,912           -
      Income Partnership of America, Ltd.             503,945           -
                                                   ----------     ----------
                                                   $9,772,640     $7,811,657
                                                   ==========     ==========

      Maturities of long term debt at December 31, 1996 are as follows:
      1997                                                          $292,248
      1998                                                         9,815,541
      1999                                                            71,859
      2000                                                           774,155
      2001                                                             6,297
      Thereafter                                                      24,372
                                                                   ---------
                                                                 $10,984,472
                                                                 ===========

      The  land  purchase notes are payable in monthly installments  of  $2,570
      including interest at 8%,     are  collateralized  by  the  Big Horn mill
      site and mature in March 2000 and March 2005.

      The equipment notes are payable in monthly installments of $43,621 including interest from zero to nine percent, are collateralized by mining equipment and mature in 1997 and 1998.

      The convertible notes payable to Carl and Linda Seaman and family (the "Seamans") are collateralized by the San Juan and Big Horn mines, mature November 15, 1998 and bear interest at 10%. Interest accruing for the first two years is payable in Class A common stock at $2.56 per share and in cash thereafter. On May 17, 1996, the Company borrowed an additional $500,000 from Carl Seaman under the same terms except that principle and interest is convertible into Class A common stock at $1.75 per share. Additionally, Mr. Seaman was granted the right to convert $500,000 of the Seamans' existing convertible debt into Class A common stock at $1.75 per share as well. If a private placement is completed prior to November 15, 1998 at a price below $1.75 per share, Mr. Seaman would have the right to change the conversion price of his new note to the same as that under the private placement. During 1995 $1,811,657 of debt was converted into 707,678 shares of Class A common stock at $2.56 per share. At December 31, 1996, $1,000,000 of debt is convertible into 571,428 shares of Class A common stock at $1.75 per share and $4,302,783 is convertible into 1,229,367 shares of Class A common stock at $3.50 per share. (See Note 11.)

      The convertible note payable to Vengold Inc. is collateralized by the San Juan and Big Horn mines, matures November 15, 1998, bears interest at 10% and is convertible into 1,171,875 shares of Class A common stock at $2.56 per share. Interest accruing for the first two years is payable in Class A common stock at $2.56 per share and in cash thereafter. (See Note 11.)

      The convertible note payable to Cygni S.A. bears interest at 8% and matures October 1, 1998. The note is convertible into shares of Class A common stock at a conversion price equal to the lesser of (a) the market price of the common stock on October 17, 1996, or (b) seventy five per cent of the market price if the conversion is before January 25, 1997 or seventy per cent of the market price if the conversion is after January 24, 1997. The market price for the applicable date is defined as the average closing bid price of the common stock for five days preceding that date. One quarter of the principle amount and accrued interest may be converted after November 27, 1996, with additional one quarter amounts eligible for conversion after December 15, 1996, January 4, 1997 and January 24, 1997. In the event that the conversion price is less than or equal to $1.00 per share, then the Company has the right to redeem the debenture for 133% of the principle amount if the redemption occurs prior to January 25, 1997 and 142.8% of the principle amount if the redemption occurs thereafter. At maturity, the Company has the option of repaying the principle and accrued interest in cash or in shares of common stock using the conversion prices set forth above. The holder of the debenture has agreed not to convert the debenture if at any time, except at maturity, the holder would beneficially own more than 5% of the common stock of the Company. The Company issued the convertible debentures in reliance upon an exemption from the registration provisions of the Securities Act of 1933, as amended, provided for in Regulation S promulgated thereunder. The original note was for $1,150,000 issued on October 17, 1996 and during 1996, $200,000 of principle has been converted into 303,576 shares of Class A common stock. From January 1, 1997 to March 17, 1997, an additional $750,000 of principle has been converted into 2,434,600 shares of Class A common stock.

      The convertible note payable to Income Partnership of America, Ltd bears interest at 8% and matures January 1, 2000. The note is convertible into shares of Series A convertible preferred stock at a conversion price of $1,000 per share. The debentures may not be converted into preferred stock for a period of sixty days from the date of issue. One third of the principal amount of the debenture may be converted after sixty days, one third after eighty days and the remaining one third and all accrued interest may be converted after one hundred days. The number of shares of Class A common stock issuable upon the conversion of the preferred stock is determined by dividing the number 1,000 by seventy five percent of the average bid price of the Class A common stock over a ten trading day period immediately preceding the conversion date. The debenture may be prepaid, without penalty, anytime after one hundred eighty days from the date of issue. Likewise, the preferred stock may be redeemed by the Company at its liquidation value of $1,000 per share, plus accrued dividends. Dividends on the preferred stock accrue at eight percent per annum and are cumulative. Any debenture or shares of preferred stock outstanding on January 1, 2000, automatically convert to shares of Class A Common Stock at the conversion price set forth above. So long as any debenture or share of preferred stock remain outstanding, the holder may not, directly or indirectly, initiate or maintain any short position in the securities of the Company. The Company issued the debentures in reliance upon an exemption from the registration provisions of the Securities Act of 1933, as amended, provided for in Regulation S promulgated thereunder. The original note was for $500,000 issued on November 18, 1996. On March 7, 1997 all of the debentures and accrued interest amounting to $511,111 were converted to 512 shares of Series A convertible preferred stock and 171 shares of the preferred stock thus issued were converted into 640,000 shares of Class A common stock.

      On February 18, 1997 the Company issued convertible notes for $450,000 with interest at 8%, due February 1, 1999. The Company issued the convertible debentures in reliance upon an exemption from the registration provisions of the Securities Act of 1933, as amended, provided for in Regulation S promulgated thereunder. The debentures were offered and sold in an "offshore" transaction to qualified persons who were not "U.S. Persons," as defined in Regulation S. At the option of the holder, the principle and accrued interest may be converted into shares of the Company's Class A common stock after forty five days from the date of issuance at a conversion price equal to the lesser of seventy five percent of the market price of the common stock on February 18, 1997 or on the date of conversion. The market price for the applicable date is defined as the average closing bid price of the common stock for five days preceding that date.

      Total interest costs during 1996 and 1995 were $1,457,746 and $415,573 respectively, of which $352,171 in 1996 and $415,573 in 1995 was capitalized to development costs. Included in interest expense in 1996 is $490,647 relating to the amortization of the discount in the price of the stock underlying the convertible debt. The offset to the discount in the price of the stock underlying the convertible debt is included in long term debt and credited to paid in capital as the debt is converted.

10.   INCOME TAXES

      The components of the deferred tax assets (liabilities) as of December 31 were as follows:

                                                1996             1995
      Benefit from NOL's                   $10,844,000       $9,335,000
      Exploration and development costs      2,933,000          (49,000)
      Basis in mineral rights                  568,000          571,000
      Property, plant & equipment               65,000           34,000
      Other                                     53,000           55,000
                                          ------------      -----------
                                            14,463,000        9,946,000
      Less: valuation allowance           ( 14,463,000)      (9,946,000)
                                          ------------      -----------
      Net deferred tax assets                       $0               $0
                                          ============      ===========

      Due to the uncertainty of realization, a valuation allowance has been provided on all net deferred tax assets at both December 31, 1996 and 1995.

      At December 31, 1996, the Company has net operating loss carryforwards (NOL's) of approximately $31,894,000 for Federal income tax purposes and $7,091,000 for state income tax purposes. $17,071,000 of the NOL's arose from predecessor companies that had changes of ownership as defined by Federal income tax laws. Such laws limit the annual utilization of NOL's in subsequent years. At December 31, 1996 NOL's available for current utilization are estimated to be $19,217,000. The Company's NOL's expire at various dates through 2010.

11.   CAPITAL STOCK

      AUTHORIZED CAPITAL
      The Company is authorized to issue up to 50,000,000 shares of common stock with a $.001 par value, of which 49,500,000 shares are designated as "Class A" common stock and 500,000 shares are designated as "Series 1 Class B" and "Series 2 Class B" common stock. The Board of Directors is authorized to provide for the issuance of Class B common stock and to determine the rights and privileges of the Class B common stock, including the conversion rights and voting rights of any such issuance without any further vote or action by shareholders. Class A common shareholders are entitled to one vote for each share on each matter submitted to a vote of shareholders.

      The Company is authorized to issue up to 10,000,000 shares of preferred stock with a $.001 par value. The Board of Directors is authorized to provide for the issuance of preferred stock in series and to determine the rights, preferences and privileges of the preferred stock, including the dividend rights, dividend rate, conversion rights, voting rights, rights and terms of redemption, liquidation preferences and sinking fund terms of any future series of preferred stock, the number of shares constituting any such series and the designation thereof, without any further vote or action by common shareholders. Shares of preferred stock may be issued by the Board of Directors with voting, conversion or other rights that could have the effect of delaying, deferring or preventing a change in control of the Company, or that could adversely affect the voting power of Class A common shareholders. On November 18, 1996 the Company authorized the issuance of 2,400 shares of Series A Convertible Preferred Stock in connection with the issuance of convertible debt. (See note 9.)

      SERIES 1 CLASS B COMMON STOCK
      At December 31, 1996, 638 shares of Series 1 Class B common stock were owned by a Director and former Chairman. Each share of Series 1 Class B common stock may be converted into 100 shares of Class A common stock for every $25,000 increment of equity, debt, or project financing raised by the Company through the Director's efforts. The Company has the right to repurchase the Series 1 Class B shares for cash, before the shares are converted, or upon certain events.

      CLASS A COMMON STOCK
      The Company has reserved approximately 7,000,000 shares of Class A common stock for future issuance in connection with convertible notes (see Note
      9) and 3,500,000 shares of Class A common stock for future issuance in connection with the exercise of options and warrants.

      ISSUANCE OF CLASS A COMMON STOCK TO DIRECTORS AND OFFICERS
      The Company has a Directors Stock Compensation plan adopted on October 14, 1991 of which 81,740 shares of Class A common stock were available for issuance at December 31, 1996. The plan provides for the initial grant of $10,000 of shares of Class A common stock to each director upon the initial election or appointment as director and the annual grant of $10,000 of Class A shares to each director who has been elected or appointed to the board on or after June 18, 1993. The number of Class A shares granted are derived by dividing the average bid price for the Class A shares for the preceding year or quarter, whichever is lower into $10,000. During 1996 and 1995, 18,850 and 23,236 shares of Class A common stock were granted under this plan, respectively.

      In February 1993, the Company issued 150,000 shares of Class A common stock to its Chief Executive Officer at a price of $2.00 per share in exchange for $150 in cash and a five year non-recourse promissory note in the amount of $299,850 reported as a reduction of shareholders' equity. The note is secured by the common stock. The note bears interest at 6% per annum with all principal and interest due at maturity.

      PRIVATE PLACEMENTS
      In 1994, the Company received $4,225,245 from a private placement for 928,000 units at a price of $5.00 per unit, each unit comprising one share of Class A common stock and one warrant to purchase one-half share of Class A common stock at $6.00 per share. The Company registered with the Securities and Exchange Commission the shares included in the units as well as the shares underlying the warrants on November 10, 1995. The warrants expire November 10, 1997. As part of the private placement, the Company granted purchasers of the units a limited price protection provision and as the average trading price of the Company's common stock was $2.82 for the 60 day period preceding the effective date an additional 718,556 shares of Class A common stock were issued to the purchasers of the units.

      On November 15, 1995 the Company completed a private placement with Vengold Inc. and restructured its convertible debt with the Seamans. The Company received $5,000,000 from the private placement which comprised $2,000,000 for 39,062.5 shares of the Company's Series 2 Class B common stock, $3,000,000 principle convertible debt, warrants to purchase 2,000,000 shares of Class A common stock at $3.50 per share expiring on December 31, 1996 and warrants to purchase an additional 2,000,000 shares of Class A common stock at $4.00 per share expiring November 15, 1997. The Series 2 Class B shares convert at the rate of 20 shares of Class A common stock for each share of Series 2 Class B common stock. The $2,000,000 Series 2 Class B shares equates to $2.56 per share of Class A common stock. The Series 2 Class B shares have the same rights as the Class A shares except that the Series 2 Class B shareholders have the right to elect two directors to the Board of Directors. A project committee of the Board was formed to approve project budgets for the expenditure of the $5,000,000 and proceeds from future warrant exercises. The Committee comprised of three directors, two of which could be appointed by the Series 2 Class B shareholders. In May the Board of Directors determined that the proceeds received in the private placement had been fully expended and as a result, the two directors appointed by Vengold Inc. resigned and the Board dissolved the Budget Committee. On August 15, 1996 Vengold Inc. converted the 39,062.5 shares of Class B Series 2 common stock into 781,250 shares of Class A common stock.

12.   STOCK OPTIONS

      Stock option transactions for the two years ended December 31, 1996 were as follows:

                                           Number of               Exercise         Exercisable
                                        CLASS A SHARES         PRICE PER SHARE        OPTIONS
      Outstanding at December 31, 1994       669,166           $2.62 - $4.94          527,166
           Exercised                          (3,000)           2.62                   (3,000)
           Granted                           215,500            2.82 -  3.94          113,000
           Cancelled                        (275,000)           4.00 -  4.75         (155,000)
           Vested                                -              4.00 -  4.24           22,000
                                           ---------                                 --------
      Outstanding at December 31, 1995       606,666            2.62 -  4.94          504,166
           Granted                           354,000            1.75 -  2.56          171,500
           Cancelled                        (237,166)           2.82 -  4.50         (197,166)
           Vested                                -              2.82 -  3.05           22,500
                                           ---------                                 ---------
      Outstanding at December 31, 1996       723,500           $1.75 - $4.94          501,000
                                           =========                                 =========

      In accordance with the pro forma disclosure requirements of SFAS 123, the Company's net loss and loss per share for the years ended December 31, 1996 and 1995 would have been increased to the pro forma amounts indicated below:

                                                   1996               1995
      Net loss              As reported        ($14,394,185)      ($703,571)
                            Pro forma          ($14,478,303)      ($797,747)
      Net loss per share    As reported              ($1.31)         ($0.08)
                            Pro forma                ($1.32)         ($0.09)

      The weighted average fair value of the options granted during 1996 was $0.75 and $1.07 in 1995. The fair value of each stock option is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: risk-free rate of 6.5%, expected life of 4.8 years, expected volatility of 70% and no dividend yield.

      The Company grants incentive stock options to directors, officers and employees pursuant to the Siskon Stock Option Plan (the "Plan"), as amended, under which options are granted to eligible employees at the discretion of the Stock Option and Compensation Committee (the "Committee"). Options have a term of up to ten years, and become exercisable as determined by the Committee. The exercise price of the options granted is not less than the fair market value of the shares at the date of grant. Generally, stock options when granted are exercisable all or in part at the discretion of the option holder and are non-transferable. In addition, optionees must continue to hold a position with the Company for three months beyond the date of grant of the option for it to become effective, subject to waiver in certain circumstances. The exercise price of an option is payable at the time of exercise. In June 1995, shareholders approved an increase in the number of Class A common stock issuable under the Plan from 460,500 shares to 660,500 shares. At December 31, 1996 and 1995 there were 53,000 and 247,000 shares of Class A common stock available to grant. From January 1, 1997 though March 17, 1997 3,000 options were issued, 22,500 options expired and 25,000 options vested.

13.   WARRANTS

      Warrant transactions for the two years ended December 31, 1996 were as follows:

                                           Number of          Exercise           Exercisable
                                         CLASS A SHARES    PRICE PER SHARE         WARRANTS
       Outstanding at December 31, 1994     678,200         $4.00  -  $7.50          678,200
              Granted                     4,040,883          2.82  -   4.00                0
                                          ---------                               ----------
       Outstanding at December 31, 1995   4,719,083          2.82  -   7.50        4,719,083
              Granted                       100,000          2.00                    100,000
              Cancelled                  (2,000,000)         3.50                 (2,000,000)
                                         ----------                               ----------
       Outstanding at December 31, 1996   2,819,083         $2.00  -  $7.50        2,819,083
                                         ==========                               ==========

      In November 1995, the Company issued Vengold warrants to purchase 2,000,000 shares of Class A common stock at $3.50 per share which expired December 31, 1996 and 2,000,000 shares of Class A common stock at $4.00 expiring November 15, 1997. In October 1996, the Company issued underwriter warrants to purchase 100,000 shares of Class A common stock at a price of $2.00 which expire in 1998.

14.   SUPPLEMENTAL CASH FLOW INFORMATION

      Noncash investing and financing activities for the years ended December 31 were as follows:

                                                     1996             1995

      Common stock issued for services              $50,000          $82,500
      Common Stock issued for interest              809,307          138,315
      Accrued interest on convertible debt           10,983          242,467
      Capitalized interest                          352,171          415,573
      Capitalized depreciation                      291,192          371,445
      Capital lease obligations                        -             361,163
      Conversion of convertible debt                247,695        1,811,656
      Discount on price of stock underlying
            convertible debt                        548,289             -
      Borrowings of land debt                          -             212,068
      Borrowings of equipment debt                  306,541        1,148,555

      Cash paid for interest during 1996 and 1995 totalled $60,064 and $34,795 respectively.

15.   RELATED PARTY TRANSACTIONS

      During 1996 and 1995, the Company incurred expenses of $239,850 and $303,586 to directors, former directors, officers, and shareholders for legal, geological and other consulting services. During 1995, the Company paid $19,875 to an officer for mining equipment purchases and rentals. See also Note 9 related to convertible notes payable issued to shareholders.

16.   COMMITMENTS AND CONTINGENCIES

      OPERATING LEASES
      The Company leases office space under a noncancellable operating lease. Rent expense for 1996 and 1995 totalled $36,785 and $39,228 respectively. Future minimum lease payments under the above operating lease is $27,000 in 1997.

      RECLAMATION
      The Company estimates that the total cost to reclaim the San Juan mine will be $750,000. Costs accrued for the San Juan Mine amounted to $9,361 at December 31, 1996. No costs were accrued up to December 31, 1995.

      ENVIRONMENTAL
      In May 1991, the Company received a request from the California Regional Water Quality Control Board to prepare an environmental site assessment report on a site known as the Croman Mill Site, located in Siskiyou County, California. In April 1996, state and federal environmental officials and a representative of the Company conducted a site visit. Several soil and water samples were taken by the officials as well as the Company. The Croman Mill Site is a historical mining mill site which contains stockpiled mine tailings from mining operations conducted by prior operators and owners and represents a "pre-existing" condition in relation to the time the Company owned the property. The Company owned the site from 1989 to June 1996 and did not conduct any mining related activities on the site during that time. As of March 17, 1997 no further correspondence had been received from the respective parties in relation to this matter. In the event that the test results lead to further testing and analysis which ultimately results in a clean-up and abatement order issued by a state or federal environmental agency, then the Company intends to seek indemnification from the prior operators of the property who may have been primarily responsible for the condition of the mine tailings located on the mill site.

      On March 11, 1997 an action in U.S. District Court was brought against the Company by the California Sportfishing Protection Alliance alleging violations of the Clean Water Act at the Gray Eagle Mine and Croman Mill Site in Siskiyou County, California. The allegations include the failure to obtain a permit for the wastewater treatment plant, discharges from the mine and failure to monitor pollutants released into Indian Creek. The suit seeks to require the Company to obtain a discharge permit, payment towards an environmental remediation fund, civil penalties of $25,000 per day and attorneys fees. The Company believes it has a meritorious defense in that; the water treatment plant owned by a prior mine operator is on U.S. Forest Service ("USFS") land, the plant is operating under the proper authorizations and satisfactorily treats discharges into Indian Creek; the Croman Mill Site is more than three miles from the Gray Eagle Mine, the tailings came from prior mine owners and a prior lumber company's actions, the Company's activities on the site during the time of its ownership did not include any related mining activities and that the prior owners who created the mill site are liable for any remediation. However, there are no assurances that the Company will prevail or that the ultimate judgement or costs of defending itself will not have a material impact on the Company's financial position.

      In March 1994, the Company received preliminary notice from the USFS naming the Company and six other parties as potentially responsible parties to a hazardous waste site in Siskiyou County, California. The hazardous waste site is believed to be related to old mill tailings, storage containers and a mine tunnel. One of the sites may have been the Siskon Mine which was previously owned by the Company and may have been operated by a predecessor of the Company among others. In September 1995, the Company received a letter from the USFS requesting a field visit to the Siskon Mine, however the field visit was postponed due to the occurrence of forest fires in the area. On October 31, 1996, the Company received a notice from the USFS that a field visit to the site was scheduled for November 4, 1996. The USFS has contracted with a private contractor to prepare an environmental evaluation to determine if the site poses any significant environmental risk and, if so, the establishment of clean-up goals. If necessary, an Engineering Evaluation/Cost Assessment may be conducted by the USFS to determine appropriate alternatives, if any, for removal of any hazardous wastes located on the site. Due to flooding in the area, the USFS has agreed to an additional visit to the site with Company representatives at a later date. Until more information is developed, the Company is not able to determine if it will be liable for environmental remediation or estimate the amount of liability, if any. In the event that the Company incurs any liability associated with the site, the Company intends to seek indemnification from other potentially responsible parties who may have been responsible for creating the hazardous waste found on the property.

17.   FAIR VALUE OF FINANCIAL INSTRUMENTS

      The carrying values of the Company's cash and cash equivalents, notes receivable and long term debt approximate their estimated fair values.