Form 10KSB40/A
period 1996-12-31
SISKON GOLD CORP
filed 1997-04-17
CIK 876459

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                              FORM 10-KSB/A NO.1
                           (filed on April 16, 1997)

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1996

                                      OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from                  to                .

                          Commission file no. 0-19502


                              SISKON GOLD CORPORATION
            (Exact name of registrant as specified in its charter)

              CALIFORNIA                               68-0254824
(State or other jurisdiction of          (I.R.S. Employer Identification No.)
incorporation or organization)

            350 Crown Point Circle, Suite 100  GRASS VALLEY, CA     95945
              (Address of principal executive offices)           (Zip Code)


                                 (916) 273-4311
               (Registrant's telephone number, including area code)



      Securities registered pursuant to Section 12(b) of the Act:  None.


          Securities registered pursuant to Section 12(g) of the Act:

                             CLASS A COMMON STOCK
                               (Title of Class)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X    No

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

Documents incorporated by reference: None.

Transitional Small Business Disclosure Format (check one):    Yes    No  X

                               TABLE OF CONTENTS


                                   PART III

ITEM  9.    Directors and Executive Officers, Promoters and Control Persons;
                  compliance with Section 16(a) of the Exchange Act .........2

ITEM  9.    Directors and Executive Officers, Promoters and Control Persons;
                  compliance with Section 16(a) of the Exchange Act..........2

ITEM  10.   Executive Compensation...........................................3

ITEM  11.   Security Ownership of Certain Beneficial Owners and Management...6

ITEM  12.   Certain Relationships and Related Transactions...................8

ITEM 13.    Exhibits and reports on Form 8K..................................9

                                   PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT OF THE REGISTRANT

There  are  four members of the Board of Directors.  On March 31, 1997, Charles
A. Snead, Jr. resigned and on April 7, 1997 the Board elected David A. Lawler to the board.

The following table sets forth the persons on the Board of Directors.

DIRECTOR                          AGE                     DIRECTOR SINCE

Timothy A. Callaway               45                            1990
Scott E. Bartel                   40                            1993
Michael K. Epstein                50                            1991
David A. Lawler                   46                            1997

BACKGROUND OF DIRECTORS

TIMOTHY A. CALLAWAY. Since September 1991, Mr. Callaway has served as the President, Chief Executive Officer, and a Director of Siskon, and, since June 1994, as Chairman of the Board of Directors. From June 1992 to March 1994, he served as Chief Financial Officer of Siskon. From September 1990 to September 1991, he served as President, Chief Executive Officer, and a Director of both Centurion Gold Ltd. and U. S. Precious Metals, Inc., predecessors to Siskon. Previously, Mr. Callaway was employed by Battle Mountain Gold Company as President and Chief Executive Officer of its exploration and development subsidiary, Sierra Gold Development, from August 1987 until August 1989.

SCOTT E. BARTEL. Mr. Bartel has served as a Director of Siskon since April 1993. Currently, and for more than the previous five years, Mr. Bartel has been a founding shareholder of the law firm of Bartel Eng Linn & Schroder, Sacramento, California.

MICHAEL K. EPSTEIN. Mr. Epstein has served as a Director of Siskon since October 1991 and since March 1994 as Vice President and Chief Financial Officer. Since February 1997, Mr. Epstein has served as corporate secretary. For more than the previous five years, Mr. Epstein served as the Controller for the Grupe Companies, a diversified real estate development company based in Stockton, California.

DAVID A. LAWLER. Mr. Lawler is currently, and has been for more than the previous five years, a principal of Lawler and Associates, a geoscience consulting firm based in Berkeley, California, specializing in evaluating precious metal deposits. Mr. Lawler was previously a director of the Company from 1992 to 1995.

DIRECTORS' COMPENSATION AND STOCK GRANT PLAN

All Directors of Siskon initially receive $10,000 of Class A common stock for serving as Directors and thereafter each Director receives $10,000 of Class A common stock per year pursuant to the Siskon Directors Stock Grant Plan. Each non-employee Director also receives $500 per meeting attended. In addition, members of the Board's Stock Option and Compensation Committee receive options to purchase 1,500 shares of Class A common stock upon completion of each full year of service on such Committee. The members of the Audit Committee receive $500 per meeting attended not held concurrently with a Director's Meeting.

The following table sets forth certain information with respect to the Executive Officers of Siskon.

NAME                          POSITIONS WITH SISKON                      AGE              OFFICE HELD SINCE
Timothy A. Callaway           President                                  45                     1990
                              Chief Executive Officer
                              Chairman of the Board of Directors
Michael K. Epstein            Vice President-Finance                     50                     1994
                              Chief Financial Officer
                              Corporate Secretary

Executive Officers are elected annually by the Board of Directors and serve at the pleasure of the Board. There is no family relationship between any of the Officers or Directors. For the background for Messrs. Callaway and Epstein, see "Background of Directors" above.

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

Section 16(a) of the Securities Exchange Act of 1934 requires Siskon's Directors, Executive Officers, and persons who own more than 10% of Siskon's outstanding Class A common stock to file reports of ownership and changes in ownership with the SEC. Directors, Executive Officers, and shareholders of more the 10% of Siskon's Class A common stock are required by SEC regulations to furnish Siskon with copies of the Section 16(a) forms they file.

Based solely on a review of the copies of such forms furnished to Siskon, or written representations that such filings were not required, Siskon believes that, during the calendar year 1996, all Section 16(a) filing requirements applicable to its Directors, Officers, and shareholders of more than 10% of Siskon Class A common stock were complied with.

ITEM 10.  EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

The following table sets forth the aggregate cash compensation paid for the past three years for services of Timothy A. Callaway, and of Michael K. Epstein. No other executive officers of Siskon received total compensation in 1996 in an amount exceeding $100,000.


                                                 SUMMARY COMPENSATION TABLE

                                                                                            Long Term Compensation
                                      Annual Compensation                       Awards                     Payouts
                                                           Other
                                                          Annual        Restricted   Securities
                                                         Compensa-         Stock      Underlying      LTIP      All Other
Name and Principal                                         tion          Award(s)     Options        Payouts    Compensa-
Position              Year        Salary     Bonus          ($)             ($)         (#)            ($)        tion

Timothy A. Callaway   1996       $227,935      4,320    $10,000{(1)}        $0           0             $0          $0
CEO, President and    1995       $208,705        0      $10,000{(1)}        $0           0             $0          $0
Chairman of the       1994       $188,596        0      $10,000{(1)}        $0           0             $0          $0
Board

Michael K. Epstein    1996        $98,987        0      $10,000{(1)}        $0       50,000{(2)}       $0          $0
CFO and Director      1995        $92,907        0      $10,000{(1)}        $0      100,000{(3)}       $0          $0
                      1994        $63,927        0      $10,000{(1)}        $0      100,000{(4)}       $0          $0

    (1) Represents $10,000 worth of shares of Class A common stock earned for serving as a director.
    (2) Ten year options to purchase 50,000 shares of Class A common stock were granted at $1.88 per share subject to vesting. 10,000 shares vested in 1996.
    (3) Ten year options to purchase 100,000 shares of Class A common stock were granted at $3.05 per share subject to vesting. 20,000 vested in 1994, 20,000 vested in 1995, 20,000 vested in 1996, and 20,000 shall vest annually from 1997 to 1998. Ten year options to purchase 100,000 shares of Class A common stock at $4.00 and $4.24 granted in 1994 were cancelled. See footnote (4).
    (4) Ten year options to purchase 50,000 shares of Class A common stock at $4.00 per share and 50,000 shares of Class A common stock at $4.24 per share were granted subject to vesting. 20,000 vested in 1994 and 20,000 vest annually from 1995 to 1998. The options were cancelled in 1995.

EMPLOYMENT AGREEMENTS

Mr. Callaway serves as President, Chief Executive Officer, and Chairman of the Board of Directors. Mr. Callaway's Employment Agreement dated October 8, 1991 and amended on February 12, 1993 provides for compensation equal to $150,000 per year, subject to annual cost of living increases equal to 7% of base salary until December 31, 1995, and thereafter to be reviewed by the Board of Directors. The term of Mr. Callaway's Employment Agreement is unstated and may be terminated upon 60 days' notice by Mr. Callaway or by Siskon with or without cause. In the event Mr. Callaway is terminated by Siskon without cause, Mr. Callaway is entitled to receive severance pay equal to four years of his annual salary. In addition, the Employment Agreement provides that in the event Mr. Callaway is terminated other than "for cause" within six months of a change of control, Mr. Callaway shall be paid an amount equal to five years of his annual salary. Further, if, within two years of a change of control, Mr. Callaway determines, in his sole discretion, that the policies and procedures of the Board of Directors are unacceptable, upon Mr. Callaway's resignation, Mr. Callaway shall be paid an amount equal to his annual salary. The phrase "change of control" is defined to include (i) the issuance of 33% or more of the outstanding securities to any individual, firm, partnership, or entity,
(ii) the issuance of 33% or more of the outstanding securities in connection with a merger, (iii) the acquisition of Siskon in a merger or other business combination, or (iv) the sale or transfer of 50% or more of Siskon's assets or earning power.

SISKON STOCK OPTION PLAN

The Siskon Stock Option Plan (the "Stock Option Plan") was approved by Siskon's stockholders in August 1991 and amended in June 1993 and June 1994. A total of 660,500 shares have been approved for issuance and are subject to options under the Stock Option Plan.

The Stock Option Plan permits the grant of stock options to employees, officers, and certain directors. The purpose of the Stock Option Plan is to attract the best available personnel to Siskon and to give employees, officers, and certain directors of Siskon a greater personal stake in the success of the business.

The Stock Option Plan is administered by the Stock Option and Compensation Committee, which determines the recipients of options and the terms of options granted, including the expiration date, exercise price, number of shares subject to the options, and vesting requirements, if any. The exercise price of all stock options granted under the Stock Option Plan must be at least equal to the fair market value of such shares on the date of grant, and the term of the stock options may be up to five years for all participants who are members of the Stock Option and Compensation Committee and up to ten years for all other participants.

Upon completion of each full year of service on the Stock Option and Compensation Committee, each member of such Committee is granted options to purchase 1,500 shares of Class A common stock, at an exercise price equal to the closing price of such common stock on the last business day of the calendar year.

During 1996, Mr. Callaway was not granted any  options.   The  following  table
sets forth options granted to Mr. Epstein.

                                         OPTION GRANTS IN LAST FISCAL YEAR
                                                  % of Total Options
                          Number of Securities   Granted to Employees
                           Underlying Options       in Fiscal Year       Exercise or Base
Name                           Granted (#)                                 Price ($/Sh)         Expiration Date

Michael K. Epstein             50,000                  14%                  $1.88               August 15, 2006


In 1996 Messrs. Callaway and Epstein did not exercise any options. The following table sets forth Messrs. Callaway's and Epstein's fiscal year end option values.

                            AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                                    AND FISCAL YEAR-END OPTION VALUES
         (a)                    (b)                     (c)                         (d)                       (e)
                                                                           NUMBER OF UNEXERCISED      VALUE OF UNEXERCISED
                                                                           OPTIONS AT FY-END (#)      IN-THE-MONEY OPTIONS
                                                                                                          AT FY-END ($)

                           SHARES ACQUIRED                                   EXERCISABLE/                EXERCISABLE/
NAME                       ON EXERCISE (#)          VALUE REALIZED ($)       UNEXERCISABLE               UNEXERCISABLE


Timothy A. Callaway              0                         $0               200,000 Exercisable               $0{(1)}
Michael K. Epstein               0                         $0                71,500 Exercisable/              $0{(1)}
                                                                             80,000 Unexercisable             $0{(1)}


(1) Market price at December 31, 1996 for share of Class A common stock was $0.78 which was below the option exercise price.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of March 17, 1997, certain information with respect to the beneficial ownership of shares of Siskon Class A and Series 1 Class B common stock by all shareholders known by Siskon to be the beneficial owners of more than five percent of the outstanding shares of such common stock, all Directors and Executive Officers of Siskon individually, and all Directors and all Executive Officers of Siskon as a group. As of March 17, 1997, there were 14,949,673 shares of Class A common stock, 638 shares of Series 1 Class B common stock outstanding.

                                         No. of Shares
Name                                   Common Stock{(1)}               Percent

                                 CLASS A COMMON STOCK{(1)}

Carl Seaman                              3,513,624{(2)}                 21.69%
12 The Poplars
Roslyn, NY

Linda T. Seaman                          1,559,828{(3)}                 10.02%
12 The Poplars
Roslyn, NY

Vengold, Inc.                            3,321,680{(4)}                 18.31%
200 Burrard Street, Suite 1788
Vancouver, Canada

CYGNI S.A.                               1,042,562{(5)}                  6.52%
c/o Soreq Inc.
620 Wilson Avenue, Suite 501
Toronto, Canada

Income Partnership of America, LTD       1,517,248{(6)}                  9.21%
35 Levery Street
Birmingham, England

Mary Park Properties                       893,956{(7)}                  5.64%
3 Tora Mezion Street
Jerusalem, Israel

Timothy C. Callaway, President             448,835{(8)}                  2.96%
Chief Executive Officer and
Chairman of the Board

Michael Epstein, Director,                  88,712{(9)}                      *
Chief Financial Officer, and Secretary

Scott E. Bartel, Director                   16,797{(10)}                     *

Charles D. Snead, Jr., Director             63,850{(11)}                     *

All Directors and Executive Officers       618,194{(12)}                 4.05%
as a group (4 persons)

                      SERIES 1 CLASS B COMMON STOCK{(1)}

Charles D. Snead, Jr.                          638                      100.0%

Footnotes To Table

*   Less than one percent.

(1) Except as indicated in the footnotes to this table, the persons named in the table have sole voting and investment power with respect to all shares of Siskon Class A or Series 1 Class B common stock shown as beneficially owned by them, subject to community property laws where applicable.

(2) Carl Seaman and Linda Seaman are husband and wife. Mr. and Mrs. Seaman own $4.2 million of convertible note which is due November 15, 1998. The note is convertible into Class A common stock at $1.75 per share. Interest on the note through November 15, 1997, is paid annually in Class A common stock at $3.50 per share. Interest on the note through November 15, 1997, is paid annually in Class A common stock at $2.56 per share. Mr. Seaman also owns a $500,000 convertible note which is due November 15, 1998. The note is convertible into Class A common stock at $1.75 per share. Interest on the convertible note through November 15, 1997, is paid annually in Class A common stock at $1.75 per share. Mr. Seaman has the right to convert $500,000 of the existing convertible debt into Class A common stock as well. Jordan Seaman and Dana Manning, the
          Seaman's children, each own a $345,998 note which is convertible into Class A common stock and the shares underlying the notes held by the Seamans' children have not been attributed to Mr. Seaman. As reported on Schedule 13D filed with the SEC, Mr. and Mrs. Seaman each have an independent right to convert up to one-half of the convertible portion of the note into Class A common stock. SEC Rule 13d-3(d) states that beneficial ownership includes all shares which the beneficial owner has the right to acquire within 60 days.
          Consequently, the amount shown for Mr. Seaman includes 1,051,339 shares of Class A common stock, the amount which he would have the right to acquire pursuant to such conversion including accrued interest through March 17, 1997. Mr. Seaman also has warrants to purchase 200,000 shares at $6.00 that expire on November 10, 1997. The amount shown for Mr. Seaman also includes 73,666 shares of Class A common stock owned by Carl & Associates, a general partnership of which Mr. Seaman owns an 80% equity interest and the remaining 20% interest is owned by his children. Mr. Seaman disclaims beneficial ownership of the 14,733 shares of Class A common stock attributed to the 20% interest in Carl & Associates. The amount shown does not include (a) 617,904 shares of Class A common stock which Linda Seaman has the right to acquire pursuant to the conversion of the note, or (b) 946,676 shares of Class A common stock owned by Linda Seaman, the beneficial ownership of which is disclaimed by Mr. Seaman.

(3) The amount shown for Mrs. Seaman includes 613,152 shares of Class A common stock which she has the right to acquired pursuant to the conversion right described in footnote (2) including accrued interest through March 17, 1997. The amount shown does not include any of the shares shown as beneficially owned by Carl Seaman, the beneficial ownership of which is disclaimed by Mrs. Seaman.

(4) Vengold Inc. owns a $3 million convertible note which is due November 15, 1998, which is convertible into Class A common stock at $2.56 per share. Interest on the convertible note through November 15, 1997, is paid quarterly in Class A common stock at $2.56 per share. SEC Rule 13d-3(d) states that beneficial ownership includes all shares which the beneficial owner has the right to acquire within 60 days. Consequently, the amount shown for Vengold includes 1,189,722 shares of Class A common stock, the amount which Vengold would have the right to acquire pursuant to such conversion including accrued interest through March 17, 1997. Vengold also owns warrants to purchase 2,000,000 shares at $4.00 per share that expire on November 15, 1998.

(5) CYGNI S.A. owns $190,000 principle of convertible debt that is convertible into Class A common at 70% of the average market value price for the five days prior to conversion. The shares shown reflect the conversion at the current market price of $0.30 per share.

(6) Income Partnership of America, LTD owns 341 shares of Series A convertible preferred stock which is convertible into Class A common stock at 75% of the average market price for the ten days prior to conversion. The shares shown reflect the conversion at the current market price of $0.30 per share.

(7) Mary Park Properties owns $200,000 principle of convertible debt that is convertible into Class A common stock at 75% of the average market value price for the five days prior to conversion. The shares shown reflect the conversion at the current market price of $0.30 per share.

(8) Includes options to purchase 200,000 shares of Class A common stock.

(9) Includes options to purchase 71,500 shares of Class A common stock.

(10) Includes options to purchase 6,000 shares of Class A common stock.

(11) Includes option to purchase 1500 shares of Class A common stock.

(12) Includes options to purchase 277,500 shares of Class A common stock.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On November 15, 1995, Siskon completed a private placement with Vengold Inc. Siskon received $5 million from the private placement which is comprised of $2 million for 39,062.5 shares of Siskon's Series 2 Class B common stock,
$3 million principal convertible debt, warrants to purchase 2 million shares of Class A common stock at $3.50 which expired on December 31, 1996 and warrants to purchase an additional 2 million shares of Class A shares at $4.00 expiring November 15, 1997. The Series 2 Class B shares convert at the rate of 20 shares of Class A shares for each Series 2 Class B share. The $2 million Series 2 Class B shares equates to $2.56 per Class A share. The Series 2 Class B shares have the same rights as the Class A shares except that the Series 2 Class B shareholders have the right to elect two Directors to the Board of Directors. A Budget Committee of the Board was formed to approve project budgets for the expenditure of the $5 million. The Committee was comprised of three Directors, two of which can be appointed by the Series 2 Class B shareholders.

During 1996, the $5 million in proceeds from the Vengold financing were expended by Siskon, the Budget Committee was dissolved and the two directors appointed by the holders of Series 2 Class B shares resigned. Furthermore, during 1996, the holders of Series 2 Class B shares converted all of their shares into 781,250 shares of Class A common stock.

In connection with the Vengold private placement on November 15, 1995, the Seamans converted $1.8 million of their convertible debt into 707,678 shares of common stock at $2.56 per share, and agreed to receive interest at 10% per annum payable in common stock at $2.56 per share for two years and in cash thereafter, and extend the maturity date of the debt to November 15, 1998. The debt continues to be secured by the Big Horn and San Juan Mines.

On May 17, 1996, Siskon borrowed $500,000 from Carl Seaman which is collateralized by the San Juan and Big Horn mines, is due November 15, 1998, and bears interest at ten percent with the principal and interest convertible into Class A common stock at $1.75 per share. In connection with the loan, Mr. Seaman was granted the right to convert $500,000 of the Seaman's existing convertible debt into Class A common stock at $1.75
per share as well.   If  a price placement  is  completed prior to November
15, 1998, at a price below $1.75 per share, Mr. Seaman would have the right to change the conversion price of his new note to the same as that under the private placement.

Mr. Callaway, President, Chief Executive Officer and Chairman of the Board of Directors was paid $19,875 in 1995 for the rental of mining equipment by Siskon.

Mr. Snead, a prior director, was paid $47,950 in 1996 and $80,625 in 1995 for financial and permitting services provided to Siskon pursuant to his consulting agreement. Mr. Snead's Contract for Services provides for monthly consulting fees equal to a minimum of $5,000 per month and the stock
compensation   paid   to  other  non-employee Directors.   The  Contract for
Services expired July 1, 1996. Pursuant to Mr. Snead's original agreement, Mr. Snead purchased 1,000 shares of Series 1 Class B common stock at $1.00 per share. Each share of Series 1 Class B common stock is convertible into 100 shares of Class A common stock for every $25,000 raised in equity or debt financing by, and certain property ventures, acquisitions and leases entered into by Siskon for a period of two years, and attributed to Mr. Snead's actual level of involvement or contribution as determined by the Board of Directors ("Vesting Event").
The Series 1 Class B common stock, however, is subject to repurchase rights by Siskon at $1.00 per share upon a Vesting Event or upon termination of the Contract for Services. In the event Siskon exercises its right to repurchase the Series 1 Class B common stock, Mr. Snead will have the right to receive a percentage of the equity or debt financing proceeds raised by Siskon and attributed to Mr. Snead. The percentages range from 7% of the first $1 million to 3% of $5 million or more raised by Siskon.

Mr. Bartel, a director of Siskon, is a shareholder of Bartel Eng Linn & Schroder which was paid $188,749 in 1996 and $184,340 in 1995 for legal services provided to Siskon.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8K

(A)     EXHIBITS

 23.1   Consent of Coopers & Lybrand L.L.P.

                                  SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    SISKON GOLD CORPORATION

Dated April 16, 1997                 TIMOTHY A. CALLAWAY
                                     Timothy A. Callaway, President, CEO and
                                     Chairman of the Board
                                     (Principal Executive Officer)


Dated April 16, 1997                MICHAEL K. EPSTEIN
                                    Michael K. Epstein, Vice-President Finance and Chief Financial Officer
                                    (Principal Financial and Accounting Officer)