Form 10QSB
period 1997-03-31
SISKON GOLD CORP
filed 1997-05-14
CIK 876459

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-QSB


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1997


                                      OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from _________ to _________.


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

As of May 7, 1997, the number of Class A common stock outstanding was 19,917,735, the number of Series 1 Class B Common Stock outstanding was 638, and the number of Series A cumulative preferred stock outstanding was 341.

Transitional Small Business Disclosure Format (check one):    Yes  .   No   X.

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

ITEM 1.  FINANCIAL STATEMENTS

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

(A) PLAN OF OPERATIONS

The San Juan Mine produced 2,459 ounces of gold during the first quarter of 1997. The average price for gold during the first quarter of 1997 was $349 versus $401 for the first quarter of 1996. During the first week in April, 1997 unforeseen ground failures occurred in the area where mining operations were advancing in the eastern ore body which prevented any further progress from existing haulage ways. The mining crews were reduced and retreat mining was conducted back to the area of the underground plant. In early May the Company decided to suspend mining operations while it reviews the feasibility and costs associated with extending the underground headings at different levels to avoid the area of ground failure or developing a new access tunnel to the western ore blocks. Should these reviews indicate that some or all of the existing ore reserves are not economically minable, the decrease in the reserve estimates would result in a reduction of some or all of the carrying value of development costs and mineral rights which totalled $7,622,461 at March 31, 1997. The sale of any of the plant and equipment for less than net book value would result in a reduction in the carrying value of plant and equipment which amounted to $4,627,986 at March 31, 1997. The ability to develop and implement any future mining plans, is dependant upon the Company's ability to raise additional capital through equity or debt offerings. No assurance can be given that the Company will be able to raise the additional capital.

Due to the suspension of mining operations at the San Juan Mine, the Company's ability to remain in operation over the foreseeable future is dependent upon generating sufficient working capital from any production proceeds from the San Juan Mine, reducing overhead costs and from the sales of mining equipment or obtaining additional capital. No assurance can be given that these activities will generate sufficient working capital.

In addition to studying its alternatives at the San Juan Mine, the Company is presently considering various alternatives to expand the reserves at the Big Horn Mine through further geology reviews and conducting additional drilling. Additionally, a property in Northern California has been identified and the Company is currently in negotiation with the lease holder to acquire such property. In May, 1997 the Company signed an agreement with Boulder Creek Exploration which has identified several prospective mineral properties in Mexico. Pursuant to the agreement Boulder Creek will receive 200,000 shares of Siskon's Class A common stock and a ten percent net profits interest if Siskon makes an acquisition. The Company is also investigating other properties in South America and Cambodia. The acquisition, exploration and development of these mineral properties are dependant upon the Company's raising additional capital through equity or debt offerings. No assurance can be given that the Company will be able to raise the additional capital.

The debt secured by the San Juan and Big Horn properties amounting to $8,503,832 at March 31, 1997, matures November 15, 1998. The ability of the Company to meet these debt requirements may be dependant upon the successful renegotiation or refinancing of the debt. No assurance can be given that the Company will successfully renegotiate or refinance the debt.

Due to price declines of the Company's Class A common stock the NASDAQ National Market System removed the listing of the Company's Class A common stock effective April 18, 1997. The Company's Class A common stock is now quoted on the OTC Bulletin Board under the symbol "SISK".

(B) FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Siskon had cash on hand of $467,375 and $1,943,127 at March 31, 1997 and 1996, respectively.

Cash used by operating activities for the first quarter of 1997 totalled $827,576 versus $237,993 for the first quarter of 1996.

Cash provided by investing activities during the first quarter of 1997 totalled $326,197 versus $2,120 for the first quarter of 1996. During 1997, $308,000 was received from the sale of equipment, $17,500 from the sale of oil and gas royalty interests in Montana and note collections of $697 as compared to $2,120 from the sale of equipment during the first quarter of 1996. Cash used in investing activities during the first quarter of 1997 totalled $43,568 as compared to $1,857,588 in 1996. During 1997, $40,663 was expended on equipment at the San Juan Mine and $2,905 on permitting costs at the Big Horn Mine as compared with $154,195 for equipment, $1,521,275 for development and $160,772 for bonds at the San Juan Mine during 1996 and $18,077 for permitting at the Big Horn Mine during 1996. In mid-May 1996, construction of the San Juan Mine was completed. The note receivable collateralized by the Comstock property amounting to $275,326 is currently in default and the Company is negotiating with the payee to either bring the note current or initiate foreclosure.

Cash provided by financing activities during the first quarter of 1997 totalled $450,000 from the issuance of convertible debt. On February 18, 1997 the Company issued convertible debentures bearing interest at 8% and a maturity date of February 1, 1999. The principle plus accrued interest may be converted into shares of the Company's Class A common stock at a conversion price equal to the lesser of seventy five percent of the market price of the common stock on February 19, 1997, or the market price on the date of conversion. The market price for the applicable date is defined as the average closing bid price of the common stock for five days preceding that date. The principle amount and accrued interest may be converted after April 5, 1997. At maturity, the Company has the option of repaying the principle and accrued interest in cash or in shares of common stock using the conversion prices set forth above. The Company issued the convertible debentures in reliance upon an exemption from the registration provisions of the Securities Act of 1933, as amended, provided for in Regulation S promulgated thereunder.

Cash used in financing activities during the first quarter of 1997 totalled $250,284 as compared to $217,713 during the first quarter of 1996. During 1997, $127,176 was paid on equipment notes, $4,063 on land notes and $119,045 for registration and issuance costs. During 1996 $48,964 was paid on capital lease obligations, $136,170 on equipment notes, $3,717 on land notes and $28,862 on registration and issuance costs.

Siskon incurred a net loss of $1,565,521 for the first quarter of 1997 as compared to a net loss of $251,106 for the first quarter of 1996. Commencing in Mid-May 1996, revenues, production costs, non-cash costs and royalties at the San Juan Mine were reflected in operations. During the first quarter of 1997 revenues of $857,358 resulted from 2,459 ounces of fine gold at an average price of $349 per ounce. Production costs, non-cash costs and royalty expense totalled $1,069,878, $463,372 and $17,089, respectively. During the first quarter of 1996 production costs were capitalized as the Company's operations were in the development stage and gold revenues received from 3,770 ounces of gold amounting to $1,510,334 at an average price of $401 were credited against capitalized costs. Subsequent to May 10, 1997, no revenues from gold sales are expected since mining operations at the San Juan Mine were suspended.

General and administrative expenses were $290,376 in the first quarter of 1997 as compared with $310,382 during the first quarter of 1996 primarily relating to reductions in overhead and printing costs. At March 31, 1997 accrued salary and interest owed to Mr. Callaway, President and Chairman of the Board, amounted to $36,192. Exploration costs were $29,592 in the first quarter of 1997 versus $7,543 in the first quarter of 1996 resulting primarily from costs related to the Gray Eagle Mine litigation.

The loss on sale of mineral rights and equipment was $30,847 in the first quarter of 1997 versus a gain of $2,120 on the sale of equipment in the first quarter of 1996. During 1997 the oil and gas royalty interests in Montana were sold for a gain of $17,500 and equipment was sold at a loss of $48,347. Interest expense during the first quarter of 1997 amounted to $558,429 including amortization of the discount of the price of the stock underlying convertible debt amounting to $241,257. During the first quarter In 1996 interest costs were capitalized. Interest and miscellaneous income was $18,634 in the first quarter of 1997 as compared with $45,336 in the first quarter of 1996 reflecting higher cash balances during 1996.

The Company believes that its business and operations were not materially affected by inflation during the first quarter of 1997 and 1996.

                                    PART II

ITEM 1.  LEGAL PROCEEDINGS

Not applicable.

ITEM 2.  CHANGES IN SECURITIES

Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5.  OTHER INFORMATION

Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(A)       EXHIBITS

27.1  Financial Data Schedule

(B)       REPORTS ON FORM 8-K

Not applicable.

                                  SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated May 12, 1997                 TIMOTHY A. CALLAWAY
                                   Timothy A. Callaway, President, CEO and
                                   Chairman of the Board

Dated May 12, 1997                 MICHAEL K. EPSTEIN
                                   Michael K. Epstein, Vice-President Finance and Chief Financial Officer

                              FORM 10-QSB - ITEM 1

                    SISKON GOLD CORPORATION AND SUBSIDIARY

                         LIST OF FINANCIAL STATEMENTS


The following consolidated financial statements of the Company are included in response to Item 1:



Consolidated Balance Sheets -
      March 31, 1997 (Unaudited) and December 31, 1996                       8

Consolidated Statements of Operations -
      Three Months Ended March 31, 1997 and 1996 (Unaudited)                 9

Consolidated Statements of Cash Flows -
      Three Months Ended March 31, 1997 and 1996 (Unaudited)                10

Notes to Consolidated Financial Statements                                  11

SISKON GOLD CORPORATION AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
MARCH 31, 1997 (UNAUDITED) AND DECEMBER 31, 1996

                                                    1997                1996
ASSETS

CURRENT ASSETS
Cash and cash equivalents                         $467,375            $812,606
Accounts receivable                                  4,867               6,080
Inventories                                        333,358             230,875
Prepaid expenses and other                         275,081             400,792
                                                ----------          ----------
   Total Current Assets                          1,080,681           1,450,353

NOTES RECEIVABLE                                   292,072             292,812

PROPERTY, PLANT AND EQUIPMENT, net              15,928,530          16,653,046

OTHER ASSETS                                       344,330             428,569
                                               -----------         -----------
TOTAL ASSETS                                   $17,645,613         $18,824,780
                                               ===========         ===========
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities          $559,905            $773,306
Current portion of long-term debt                  228,821             292,248
                                               -----------          ----------
   Total Current Liabilities                       788,726           1,065,554

LONG TERM DEBT ($9,117,255 in 1997 and
   $9,772,640 in 1996 to related parties)        9,669,685          10,692,224

OTHER LIABILITIES                                   65,504              60,551
                                               -----------         -----------
  Total Liabilities                             10,523,915          11,818,329

COMMITMENTS AND CONTINGENCIES (Note 5)

SHAREHOLDERS' EQUITY
Capital Stock
   Preferred stock, $.001 par value; no shares
     issued; Convertible Series A: 341 in 1997;
     0 in 1996                                           1                   -
   Common stock, $.001 par value; issued and
     outstanding:
      Class A: 15,434,983 in 1997; 11,989,662
        in 1996                                     15,433              11,989
      Convertible Class B Series 1: 638 in 1996
        and 1995                                         1                   1
Additional paid-in capital                      55,412,392          53,730,633
Stock subscription receivable                     (331,248)           (326,812)
Accumulated deficit                            (47,794,881)        (46,409,360)
                                               ------------        ------------
   Total Shareholders' Equity                    7,121,698           7,006,451
                                               ------------        ------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY     $17,645,613         $18,824,780
                                               ============        ============

See notes to consolidated financial statements.

SISKON GOLD CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996 (UNAUDITED)

                                                        1997            1996

REVENUES
Gold sales                                            $857,358       $       -
Royalties and leases                                    18,070          22,906
                                                    ----------       ---------
   Total Revenues                                      875,428          22,906
                                                    ----------       ---------
OPERATING EXPENSES
Production                                           1,069,878               -
Depreciation, depletion and amortization               463,372           3,543
General and administrative                             290,376         310,382
Royalties                                               17,089               -
Exploration costs                                       29,592           7,543
                                                    ----------       ---------
   Total Operating Expenses                          1,870,307         321,468
                                                    ----------       ---------
OPERATING LOSS                                        (994,879)       (298,562)
                                                    ----------       ---------
OTHER (EXPENSE) INCOME
(Loss) Gain on sale of mineral rights
  and equipment                                        (30,847)          2,120
Interest expense                                      (558,429)              -
Interest and other income                               18,634          45,336
                                                   -----------        --------
    Total Other (Expense) Income                      (570,642)         47,456
                                                   -----------        --------
NET LOSS                                           $(1,565,521)    $  (251,106)
                                                   ===========     ===========
NET LOSS PER SHARE                                 $     (0.12)    $     (0.02)
                                                   ===========     ===========
WEIGHTED AVERAGE NUMBER OF SHARES                   13,285,995      10,562,544
                                                   ===========     ============




See notes to consolidated financial statements.

SISKON GOLD CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996 (UNAUDITED)

                                                                                 1997                        1996
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                                     $(1,565,521)                 $(251,106)
Adjustments to reconcile net loss to net cash used in
   operating activities
     Issuance of common stock for interest                                         71,205                          -
     Discount on price of stock underlying convertible debt                       241,257                          -
     Depreciation, depletion and amortization                                     463,372                      3,543
     Loss (gain) on sale of mineral rights and equipment                           30,847                    (2,120)
     Accrued interest on convertible debt                                         161,829                          -
     Amortization of deferred financing costs                                      66,499                          -
     Accrued interest receivable                                                  (4,436)                    (4,485)
     Decrease (increase) in accounts receivable                                     1,256                      (202)
     Increase in inventories                                                    (102,483)                  (301,550)
     Decrease (increase) in prepaid expenses                                       22,000                   (49,776)
    (Decrease) Increase in accounts payable and accrued liabilities             (213,401)                    367,703
                                                                             ------------                 ----------
Net cash used in operating activities                                           (827,576)                  (237,993)
                                                                             ------------                 ----------
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of mineral rights and equipment                                325,500                      2,120
Collections on notes receivable                                                       697                          -
Purchase of equipment                                                            (40,663)                  (154,195)
Deferred development costs                                                        (2,905)                (1,539,352)
Increase in reclamation bonds                                                           -                    160,772
                                                                             ------------                -----------
Net cash provided by (used in) investing activities                               282,629                (1,857,588)
                                                                             ------------                -----------
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of convertible debt                                        450,000                          -
Payments of obligations under capital leases                                            -                   (48,964)
Payments of equipment debt                                                      (127,176)                  (136,170)
Payment of land notes payable                                                     (4,063)                    (3,717)
Registration and issuance costs                                                 (119,045)                   (28,862)
                                                                             ------------                 ----------
Net cash provided by (used in) financing activities                               199,716                  (217,713)
                                                                             ------------                 ----------
DECREASE IN CASH                                                                (345,231)                (2,307,905)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                  812,606                  4,251,032
                                                                             ------------                -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                       $467,375                 $1,943,127
                                                                             ============                ===========



See notes to consolidated financial statements.

SISKON GOLD CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    NATURE OF OPERATIONS

Siskon Gold Corporation and subsidiary (the Company) is engaged in the business of exploring, developing and mining precious mineral properties, principally gold. Gold dor<e'>', the Company's principle product, is produced and sold in the United States. At March 31, 1997, the Company owned interests in various mineral properties located in the Western United States. The Company's operations are conducted in one business segment being that of mineral resource exploration, development and production.

In early May the Company decided to suspend mining operations while it reviews the feasibility and costs associated with extending the underground headings at different levels to avoid the area of ground failure or developing a new access tunnel to the western ore blocks. Should these reviews indicate that some or all of the existing ore reserves are not economically minable, the decrease in the reserve estimates would result in a reduction of some or all of the carrying value of development costs and mineral rights which totalled $7,622,461 at March 31, 1997. The sale of any the plant and equipment for less than net book value would result in a reduction in the carrying value of plant and equipment which amounted to $4,627,986 at March 31, 1997. The ability to develop and implement any future mining plans, is dependant upon the Company's ability to raise additional capital through equity or debt offerings. No assurance can be given that the Company will be able to raise the additional capital.

Due to the suspension of mining operations at the San Juan Mine, the Company's ability to remain in operation over the foreseeable future is dependent upon generating sufficient working capital from any production proceeds from the San Juan Mine, reducing overhead costs and from the sales of mining equipment or obtaining additional capital. No assurance can be given that these activities will generate sufficient working capital.

The accompanying interim consolidated financial statements have been prepared by the Company without audit and contain all adjustments which, in the opinion of management, are necessary to present fairly the Company's financial position as of March 31, 1997 and December 31, 1996 and the results of its operations and cash flows for the interim periods ending March 31, 1997 and 1996. Such adjustments consist of normal, recurring adjustments.

The accompanying interim consolidated financial statements do not contain all disclosures required by generally accepted accounting principles for annual financial statements. It is suggested that these financial statements be read in conjunction with the audited consolidated financial statements and the related notes contained in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996.

Operating results for interim periods are not necessarily indicative of those expected for a full year.

2.    INVENTORIES

Inventories at March 31, 1997 and December 31, 1996 were as follows:

                                       1997                         1996
Gold dor<e'> inventory               $221,226                     $81,380
Materials and supplies                112,132                     149,495
                                     --------                    --------
                                     $333,358                    $230,875
                                     ========                    ========

3.    LONG TERM DEBT

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

During the first quarter of 1997, $1,331,111 of convertible debt was converted into 2,801,604 shares of Class A common stock and 512 shares of Series A convertible preferred stock and 171 share of the preferred stock thus issued were converted into 640,000 shares of Class A common stock. From April 1, 1997 to April 30, 1997, an additional $384,056 of debt has been converted into 4,524,894 shares of Class A common stock. As of April 30, 1997, $232,753 of debt and 344 shares of Series A convertible preferred stock were unconverted.

4.    STOCK OPTIONS AND WARRANTS

Stock option and warrant transactions for the three months ended March 31, 1997 were as follows:

                                   Number of         Exercise        Exercisable
                                Class A Shares   Price Per Share      Options

Options outstanding at:
  December 31, 1996                723,500     $  2.00 - $  4.94      501,000
     Granted                         3,000            0.78              3,000
     Cancelled                     (22,500)           2.06                  -
     Vested                              -        2.56   -  3.05       25,000
                                   -------                            -------

  March 31, 1997                  704,000      $ 0.78 - $  4.94       529,000
                                =========                           =========
Warrants outstanding at
  December 31, 1996 and
  March 31, 1997                2,819,083     $  2.82 - $  7.50     2,819,083
                                =========                           =========

5.    COMMITMENTS AND CONTINGENCIES

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

On March 11, 1997, an action in U.S. District Court was brought against the Company by the California Sportfishing Protection Alliance alleging violations of the Clean Water Act at the Gray Eagle Mine and Croman Mill Site in Siskiyou County, California. The allegations include the failure to obtain a permit for the wastewater treatment plant, discharges from the mine and failure to monitor pollutants released into Indian Creek. The suit seeks to require the Company to obtain a discharge permit, payment towards an environmental remediation fund, civil penalties of $25,000 per day and attorneys fees. The Company believes it has a meritorious defense in that; the water treatment plant owned by a prior mine operator is on U.S. Forest Service ("USFS") land, the plant is operating under the proper authorizations and satisfactorily treats discharges into Indian Creek; the Croman Mill Site is more than three miles from the Gray Eagle Mine, the tailings came from prior mine owners and a prior lumber company's actions, the Company's activities on the site during the time of its ownership did not include any related mining activities and that the prior owners who created the mill site are liable for any remediation. However, there are no assurances that the Company will prevail or that the ultimate judgement or costs of defending itself will not have a material impact on the Company's financial position.

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