Form 10QSB
period 1997-06-30
SISKON GOLD CORP
filed 1997-08-19
CIK 876459

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-QSB


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 1997


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

As of August 5, 1997, the number of Class A common stock outstanding was 29,745,058, the number of Series 1 Class B Common Stock outstanding was 638, and the number of Series A cumulative preferred stock outstanding was 261.

Transitional Small Business Disclosure Format (check one):  Yes   .   No   X .

                               TABLE OF CONTENTS



                        PART I - FINANCIAL INFORMATION


ITEM  1. Financial Statements                                                2

ITEM  2. Management's Discussion and Analysis                                2



                          PART II - OTHER INFORMATION


ITEM  1. Legal Proceedings                                                   5

ITEM  2. Changes in Securities                                               5

ITEM  3. Defaults Upon Senior Securities                                     6

ITEM  4. Submission of Matters to a Vote of Security Holders                 6

ITEM  5. Other Information                                                   6

ITEM  6. Exhibits and Reports on Form 8-K                                    6



SIGNATURES                                                                   6



FINANCIAL STATEMENTS                                                         7

                                    PART I


ITEM 1.  FINANCIAL STATEMENTS.

The Consolidated Interim Financial Statements of Siskon Gold Corporation (the "Company") are attached at the end of this document and incorporated fully by this reference.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

Safe Harbor Statement Under the Private  Securities  Litigation  Reform  Act of
1995

With the exception of historical facts stated herein, the matters discussed in this report are "forward looking" statements that involve risks and uncertainties that could cause actual results to differ materially from projected results. Such "forward looking" statements include, but are not necessarily limited to, statements regarding anticipated levels of future production in tons of material produced as well as ounces of gold recovered from the mining operations of the Company, projected costs and expenditures relating to the Company's mining operations and exploration activities, and the availability of future debt and equity capital on commercially reasonable terms. Factors that could cause actual results to differ materially include, in addition to the other factors identified in this report, risks and uncertainties relating to general economic and political conditions, both domestically and internationally, the cyclical and volatile prices of gold, unanticipated ground and water conditions, unanticipated grade and geological problems, including lower than anticipated ore grades, metallurgical and other processing problems, availability of seasoned personnel and equipment, delays in the receipt of, or failure to receive necessary governmental permits or the renewals thereof, changes in the law and regulations governing gold mining specifically and environmental matters generally, results of financing efforts and market conditions, and other risk factors. Readers of this report are cautioned not to put undue reliance on "forward looking" statements which are, by their nature, uncertain as reliable indicators of future performance. The Company disclaims any intent or obligation to publicly update these "forward looking" statements, whether as a result of new information, future events or otherwise.

(a) PLAN OF OPERATIONS

The Company's ability to continue regular corporate activities and to continue as a "going concern" over the foreseeable future are dependent upon generating sufficient working capital from selling the Company's assets and raising additional capital through debt or equity offerings, or through a strategic merger with a financial partner. Due to extremely poor ground conditions at the San Juan Mine, mining operations at the mine have ceased and the Company is currently reclaiming the property in accordance with the requirements of its operating permits. Due to recent declines in the price of gold, it is unlikely that the Company will be successful in raising additional working capital through debt or equity offerings. The Company is actively engaged in the search for a merger partner, or a joint venture partner for the San Juan Mine and/or Big Horn Mine, but the Company's efforts have not been well received, primarily due to the decline in gold prices and the amount of secured debt encumbering the Company's properties. In addition, the Company has been trying to sell pieces of its mining equipment in an effort to raise working capital. However, the Company has not been successful in selling enough mining equipment at acceptable prices to raise sufficient working capital to fund continuing operations. Consequently, unless the Company is successful in attracting a merger partner, or otherwise is successful in raising additional working capital, the Company will likely continue to sell its assets to pay its liabilities. While the Company has no current plans to file for protection under the United States Bankruptcy laws, it is conceivable that the Company may do so in the future. However, because the Company's San Juan Mine and Big Horn Mines are pledged as collateral to the Company's secured creditors, it is unlikely that a bankruptcy filing will succeed in preserving these assets because the value of the San Juan Mine and Big Horn Mine is likely to be less than the amount of the secured debt encumbering the properties.

The San Juan Mine produced 3,483 ounces of gold during the first five months of 1997. The average price for gold during this period of 1997 was $346 versus $395 for the same period of 1996. During the first week in April, 1997 unforeseen ground failures occurred in the area where mining operations were advancing in the eastern ore body which prevented any further progress from existing haulage ways. The number of mining crews were reduced and retreat mining was conducted back to the area of the underground plant. In early May the Company suspended mining operations and reviewed the feasibility and costs associated with alternative mining plans. The review indicated that 101,460 ounces of reserves are not economically mineable and that a new access tunnel would have to be made to develop and mine the west ore blocks. The existing tunnel to the east ore body is currently being closed. The reduction in reserves resulted in a reduction in the carrying value of development costs and mineral rights of $5,575,190. After the reduction, the carrying value of development costs and mineral rights totalled $2,518,049 at June 30, 1997.

Since the cessation of mining operations at the San Juan Mine, the price of gold has declined to the $320 per ounce level and there is no assurance that gold prices will recover to economically mineable levels or not decline further. The ability to develop and implement any future mining plans, is dependant upon the Company's ability to raise additional capital through equity or debt offerings. The prospects of obtaining additional capital or joint venture partners in the near future is unlikely. Consequently, the Company has decided to put its existing properties into a care and maintenance basis and has terminated the contractual agreements with its officers effective August 15,1997. Mr. Callaway will continue to act as President and Chief Executive Officer on a month to month basis. To provide an opportunity for future exploration and development opportunities, the Company has agreed to contribute its mining equipment, plant and supplies in exchange for a ten percent interest in Cherokee Development Corporation ("Cherokee") together with a right to receive twenty percent of the net profits derived from the Columbo Mine. Mr Callaway currently owns one hundred percent of Cherokee. Cherokee has a lease on the Columbo Mine and intends to conduct active mineral exploration and development activities. Based on current estimates of the plant and equipment, a write down of $3,174,396 was taken against the carrying value of plant and equipment. After the reduction, the carrying value of plant and equipment amounted to $1,337,000 at June 30, 1997. It is reasonably possible that the exchange could result in a further loss on transfer to Cherokee Development Corporation in accordance with generally accepted accounting principles.

In July, 1997, the exploration agreement with Boulder Creek Exploration which was entered into in May 1997 was terminated. The Company's ability to continue corporate activities and to fund the acquisition, exploration and development of these mineral properties over the foreseeable future is dependant upon generating sufficient working capital from selling timber at the Gray Eagle and Iron Creek properties, reducing overhead costs, sales of royalty interests and raising additional capital through equity or debt offerings. No assurance can be given that these activities will generate sufficient working capital.

The debt secured by the San Juan and Big Horn properties amounting to $8,710,920 at June 30, 1997, matures November 15, 1998. The ability of the Company to meet these debt requirements is dependant upon the successful renegotiation or refinancing of the debt. No assurance can be given that the Company will successfully renegotiate or refinance the debt.

Due to the price decline of the Company's Class A common stock the NASDAQ National Market System removed the listing of the Company's Class A common stock effective April 18, 1997. The Company's Class A common stock is now quoted on the OTC Bulletin Board under the symbol "SISK".

(b) FINANCIAL CONDITION AND RESULTS OF OPERATIONS

YEAR TO DATE COMPARISON

Siskon had cash on hand of $181,333 and $937,006 at June 30, 1997 and 1996 respectively.

Cash used by operating activities for the first six months of 1997 totalled $1,052,002 versus $798,981 for the first six months of 1996.

Cash provided by investing activities during the first six months of 1997 totalled $275,399 versus $2,674,309 used during the first six months of 1996. During 1997, $308,000 was received from the sale of equipment, $17,500 from the sale of oil and gas royalty interests in Montana and note collections of $1,231 as compared to $2,120 from the sale of equipment, $1,250 from the sale of the Croman property and note collections of $1,565 during the first six months of 1996. Cash used in investing activities during the first six months of 1997 totalled $51,692 as compared to $2,675,782 in 1996. During 1997, $30,806 was expended on equipment at the San Juan Mine and $20,886 on permitting costs at the Big Horn Mine as compared with $472,970 for equipment, $1,941,320 for development and $160,772 for bonds at the San Juan Mine during 1996 and $100,720 for permitting at the Big Horn Mine during 1996. In mid-May 1996, construction of the San Juan Mine was completed. The note receivable collateralized by the Comstock property amounting to $275,326 is currently in default and the Company is initiating foreclosure proceedings.

Cash provided by financing activities during the first six months of 1997 totalled $450,000 versus $500,000 during the first six months of 1996, both from the issuance of convertible debt. On February 18, 1997 the Company issued convertible debentures bearing interest at 8% and a maturity date of February 1, 1999. During the first six months of 1997, $1,886,751 of convertible debt was converted into 13,017,029 shares of Class A common stock and 512 shares of Series A convertible preferred stock and 211 shares of the preferred stock thus issued were converted into 1,884,549 shares of Class A common stock.

Cash used in financing activities during the first six months of 1997 totalled $220,859 as compared to $340,736 during the first six months of 1996. During 1997, $193,331 was paid on equipment and land notes and $27,528 for registration and issuance costs. During 1996 $48,964 was paid on capital lease obligations, $244,655 on equipment and land notes and $47,117 on registration and issuance costs.

Siskon incurred a net loss of $8,024,781 for the first six months of 1997 as compared to a net loss of $954,944 for the first six months of 1996. During the first six months of 1997 revenues of $1,206,096 resulted from the sale of 3,483 ounces of fine gold at an average price of $346 per ounce. Production costs, non-cash costs and royalty expense totalled $1,474,421, $689,083 and $24,273, respectively. A property, plant and equipment impairment loss of $8,749,586 resulted from the reduction in the reserves at the San Juan Mine and a reduction of mining plant and equipment to its net realizable value.
Subsequent to May 30, 1997, no revenues from gold sales were received as mining operations at the San Juan Mine had ceased. Commencing in Mid-May 1996, revenues, production costs, non-cash costs and royalties at the San Juan Mine were reflected in operations. During the first six months of 1996 revenues of $609,343 resulted from the sale of 1,583 ounces of fine gold at an average price of $385 per ounce. Production costs, non-cash costs and royalty expense totalled $639,070, $211,792 and $12,152, respectively. During the first six months of 1996 while the Company's operations were in the development stage gold revenues received from 5,003 ounces of gold amounting to $1,993,170 at an average price of $398 were credited against capitalized costs.

Royalties were $34,418 in the first six months of 1997 versus $37,787 in the first six months of 1996. During the second quarter of 1997 Cominco cancelled its lease of the Iron Creek property.

General and administrative expenses were $505,976 in the first six months of 1997 as compared with $671,330 during the first six months of 1996. The reduction resulted primarily from reductions in overhead and printing costs. At June 30, 1997 accrued compensation and interest owed to Mr. Callaway, President and Chairman of the Board, amounted to $93,891 which was paid in August 1997.

Exploration and project costs were $83,084 in the first six months of 1997 versus $12,152 in the first six months of 1996. The increase related primarily to costs of the Gray Eagle Mine litigation and exploration in Northern California and Latin America.

The gain on the sale of mineral rights was $17,500 during the first six months of 1997 from the sale of the oil and gas royalty interests in Montana versus $1,250 from the sale of the Croman property during the first six months of 1996. During the first six months of 1997 equipment was sold for a loss of $139,789 primarily from the write off of unrecoverable underground equipment at the San Juan Mine versus a gain of $2,120 during the first six months of 1996.

Interest expense during the first six months of 1997 amounted to $827,513 including amortization of the discount of the price of the stock underlying convertible debt of $287,923. During the first six months of 1996 interest expense was $101,279 after capitalization of interest costs of $562,757 to property, plant and equipment. Interest and miscellaneous income was $36,534 in the first six months of 1997 as compared with $71,092 in the first quarter of 1996 reflecting higher cash balances during 1996.

The Company believes that its business and operations were not materially affected by inflation during the first six months of 1997 and 1996.

QUARTER TO QUARTER COMPARISON

Siskon incurred a net loss of $6,459,260 for the second quarter of 1997 compared to a net loss of $703,838 for the second quarter of 1996. During the second quarter of 1997 revenues of $348,738 resulted from the sale of 1,024 ounces of fine gold at an average price of $341 per ounce. Production costs, non-cash costs and royalty expense totalled $404,543, $225,711 and $7,184, respectively. A property, plant and equipment impairment loss of $8,749,586 resulted from the reduction in the reserves at the San Juan Mine and a reduction of mining plant and equipment to its net realizable value. Subsequent to May 30, 1997, no revenues from gold sales were received since mining operations at the San Juan Mine had ceased. Commencing in Mid-May 1996, revenues, production costs, non-cash costs and royalties at the San Juan Mine were reflected in operations. During the second quarter of 1996 revenues of $609,343 resulted from the sale of 1,583 ounces of fine gold at an average price of $385 per ounce. Production costs, non-cash costs and royalty expense totalled $639,070, $211,792 and $12,152, respectively. During the second quarter of 1996 while the Company's operations were in the development stage gold revenues received from 1,233 ounces of gold amounting to $482,836 at an average price of $392 were credited against capitalized costs.

Royalties were $16,348 in the second quarter of 1997 versus $14,881 in the second quarter of 1996. During the second quarter of 1997 Cominco cancelled its lease of the Iron Creek property.

General and administrative expenses were $215,600 in the second quarter of 1997 as compared with $358,390 during the second quarter of 1996. The reduction resulted primarily from reductions in overhead and printing costs.

Exploration and project costs were $53,492 in the second quarter of 1997 versus $12,152 in the second quarter of 1996. The increase resulted primarily from costs of the Gray Eagle Mine litigation and exploration in Northern California and Latin America.

During the second quarter of 1997 the loss on sale of equipment amounted to $91,442 resulting primarily from the write off of unrecoverable underground equipment at the San Juan Mine. There was no sales in the same period of 1996. During the second quarter of 1996 a gain on the sale of mineral rights of $1,250 resulted from the sale of the Croman property. There were no sales in the same period of 1997.

Interest expense during the second quarter of 1997 amounted to $269,084 including amortization of the discount of the price of the stock underlying convertible debt of $46,666. During the second quarter of 1996 interest expense was $101,279 after capitalization of $339,710 to property, plant and equipment. Interest and miscellaneous income was $17,900 in the second quarter of 1997 as compared with $25,756 in the second quarter of 1996 reflecting higher cash balances during 1996.


                                    PART II

ITEM 1.  LEGAL PROCEEDINGS

On May 2, 1997, a former employee filed an application, James Tharp v. Siskon Gold Corporation, et al., with the State Worker's Compensation Appeals Board (the "Appeals Board"), Case No. 96SJ0186690, alleging that the employer was engaged in "serious or willful misconduct" contributing to the plaintiff's injury. Plaintiff was injured in a mining accident on the premises of the Company and has been receiving treatment in accordance with California Worker's Compensation laws. The amount of the claim is estimated to be $150,000. If the Appeals Board should sustain the plaintiff's application, any payments made in connection with the allegations would not be covered by insurance. The Company disputes the claim of the plaintiff and intends to vigorously defend itself from the allegations contained in the application.

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


                                                SISKON GOLD CORPORATION



Dated August 19, 1997                           TIMOTHY A. CALLAWAY
                                                Timothy A. Callaway, President,
                                                CEO and Chairman of the Board



Dated August 19, 1997                           MICHAEL K. EPSTEIN
                                                Michael K. Epstein,
                                                Vice-President Finance and
                                                Chief Financial Officer

                             FINANCIAL STATEMENTS

                              FORM 10-QSB - ITEM 1

                    SISKON GOLD CORPORATION AND SUBSIDIARY

                         LIST OF FINANCIAL STATEMENTS


The following consolidated financial statements of the Company are included in response to Item 1:







Consolidated Balance Sheets -
      June 30, 1997 (Unaudited) and December 31, 1996                        9

Consolidated Statements of Operations - (Unaudited)
      Six Months Ended June 30, 1997 and 1996                               10

Consolidated Statements of Cash Flows - (Unaudited)
      Six Months Ended June 30, 1997 and 1996                               11

Notes to Consolidated Financial Statements                                  12

SISKON GOLD CORPORATION AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
JUNE 30, 1997 (UNAUDITED) AND DECEMBER 31, 1996


                                              1997               1996
ASSETS

CURRENT ASSETS
Cash and cash equivalents                     $181,333           $812,606
Accounts receivable                              4,861              6,080
Inventories                                     91,630            230,875
Prepaid expenses and other                     134,079            400,792
                                            __________         __________

   Total Current Assets                        411,903          1,450,353

NOTES RECEIVABLE                               291,494            292,812

PROPERTY, PLANT AND EQUIPMENT, net           7,005,241         16,653,046

OTHER ASSETS                                   325,866            428,569
                                            __________        ___________

TOTAL ASSETS                                $8,034,504        $18,824,780
                                            ==========        ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities      $355,616           $773,306
Current portion of long-term debt              205,056            292,248
                                            __________        ___________

   Total Current Liabilities                   560,672          1,065,554

LONG TERM DEBT ($8,772,642 in 1997 and
 $9,772,640 in 1996 to related parties)      9,104,530         10,692,224

OTHER LIABILITIES                              201,190             60,551
                                            __________        ___________

  Total Liabilities                          9,866,392         11,818,329
                                            __________        ___________

COMMITMENTS AND CONTINGENCIES (Note 7)

SHAREHOLDERS' EQUITY
Capital Stock
   Preferred stock, $.001 par value;
     Convertible Series A: 301 in 1997;
     0 in 1996                                       1                  -
   Common stock, $.001 par value; issued
     and outstanding: Class A: 26,893,895
     in 1997; 11,989,662 in 1996                26,893              11,989
     Convertible Class B Series 1: 638
     in 1996 and 1995                                1                   1
Additional paid-in capital                  56,094,557          53,730,633
Stock subscription receivable                 (344,803)           (326,812)
Accumulated deficit                        (57,608,537)        (46,409,360)
                                           ___________         ___________

   Total Shareholders' Equity               (1,831,888)          7,006,451
                                           ___________         ___________

TOTAL LIABILITIES AND SHAREHOLDERS'
  EQUITY                                   $ 8,034,504         $18,824,780
                                           ===========         ===========

See notes to consolidated financial statements.

SISKON GOLD CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996

                                 Three months ended June         Six months ended June 30
                                 1997            1996            1997             1996
REVENUES
Gold sales                       $    348,738    $  609,343      $1,206,096       $609,343
Royalties and leases                   16,348        14,881          34,418         37,787
                                 ____________    __________      __________       ________

   Total Revenues                     365,086       624,224       1,240,514        647,130
                                 ____________    __________      __________       ________

OPERATING EXPENSES
Production                            404,543       639,070       1,474,421        639,070
Depreciation, depletion and           225,711       211,792         689,083        211,792
Property, plant and equipment
   impairment loss                  8,749,586             -       8,749,586              -
General and administrative            215,600       358,390         505,976        671,330
Royalties                               7,184        32,385          24,273         40,913
Exploration and project costs          53,492        12,152          83,084         12,152
                                  ___________    __________      __________      _________

   Total Operating Expenses         9,656,116     1,253,789      11,526,423      1,575,257

OPERATING LOSS                     (9,291,030)     (629,565)    (10,285,909)      (928,127)
                                  ___________    __________      __________      _________

OTHER (EXPENSE) INCOME
Gain on sale of property                    -         1,250          17,500          1,250
(Loss) gain on sale of equipment      (91,442)            -        (139,789)         2,120
Interest expense                     (269,084)     (101,279)       (827,513)      (101,279)
Interest and other income              17,900        25,756          36,534         71,092
                                   __________    __________       _________      _________

    Total Other (Expense) Income     (342,626)      (74,273)       (913,268)       (26,817)
                                   __________    __________       _________      _________

NET LOSS                         $ (9,633,656)   $ (703,838)  $ (11,199,177)     $(954,944)
                                 ============    ==========   =============      =========

NET LOSS PER SHARE               $      (0.44)       $(0.07)  $       (0.64)     $   (0.09)
                                 ============    ==========   =============      =========

WEIGHTED AVERAGE
    NUMBER OF SHARES               22,021,340    10,642,101      17,672,316     10,602,323
                                 ============    ==========    ============     ==========



See notes to consolidated financial statements.

SISKON GOLD CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE THREE MONTHS ENDED JUNE 30, 1997 AND 1996

                                                                  1997              1996
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                          $ (11,199,177)    $(442,522)
Adjustments to reconcile net loss to net cash used in
   operating activities
Issuance of common stock for services                                         -        50,000
Issuance of common stock for interest                                    73,973       101,279
Discount on price of stock underlying convertible debt                  287,923             -
Depreciation, depletion and amortization                                689,083       211,792
Property, plant and equipment impairment loss                         8,749,586             -
Gain on sale of property                                                (17,500)       (1,250)
Loss (gain) on sale of equipment                                        139,789        (2,120)
Accrued interest on convertible debt                                    372,558             -
Amortization of deferred financing costs                                 74,757             -
Accrued interest receivable                                             (17,991)       (8,971)
Decrease (increase) in accounts receivable                                1,306          (366)
Decrease (increase) in inventories                                      139,245       (73,645)
Decrease (increase) in prepaid expenses                                  72,136        (3,523)
(Decrease) Increase in accounts payable and accrued liabilities        (417,690)     (117,233)
                                                                     __________    __________

Net cash used in operating activities                                (1,052,002)     (798,981)
                                                                     __________    __________

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of property                                           17,500         1,250
Proceeds from sale of equipment                                         308,000         2,120
Collections on notes receivable                                           1,231         1,565
Purchase of equipment                                                   (30,806)     (472,970)
Deferred development costs                                              (20,886)   (2,042,040)
Increase in reclamation bonds                                                 -      (160,772)
                                                                     __________    __________

Net cash provided by (used in) investing activities                     275,399    (2,674,309)
                                                                     __________    __________


CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of convertible debt                              450,000       500,000
Payments of obligations under capital leases                                  -       (48,964)
Payments of long term debt                                             (193,331)     (244,655)
Registration and issuance costs                                         (27,528)      (47,117)
                                                                     __________    __________

Net cash provided by (used in) financing activities                     145,330       159,264
                                                                     __________    __________

DECREASE IN CASH                                                       (631,273)   (3,314,026)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                        812,606     4,251,032
                                                                     __________    __________

CASH AND CASH EQUIVALENTS AT END OF PERIOD                           $  181,333    $  937,006
                                                                     ==========    ==========



See notes to consolidated financial statements.

SISKON GOLD CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    NATURE OF OPERATIONS

      Siskon  Gold  Corporation  and subsidiary (the Company) is engaged in the business of exploring, developing and mining precious mineral properties, principally gold. Gold dore', the Company's principle product, is produced and sold in the United States. At June 1997, the Company owned interests in various mineral properties located in the Western United States. The Company's operations are conducted in one business segment: mineral resource exploration, development and production.

      In early May the Company suspended mining operations and reviewed the feasibility and costs associated with alternative mining plans. The review indicated that 101,460 ounces of reserves are not economically mineable. The reduction in reserves resulted in a reduction in the carrying value of development costs and mineral rights of $5,575,190. Should the Company be unable to raise additional capital and remain in operation, it may be necessary to further write down the carrying value of its development costs and mineral rights totalling $2,518,049 at June 30, 1997 resulting in additional losses to the Company.

      Since the cessation of mining operations at the San Juan Mine, the price of gold has declined to the $320 per ounce level and there is no assurance that gold prices will recover to economically mineable levels or not decline further. The ability to develop and implement any future mining plans, is dependant upon the Company's ability to raise additional capital through equity or debt offerings. The prospects of obtaining additional capital or joint venture partners in the near future is unlikely. Consequently, the Company has decided to put its existing properties into a care and maintenance basis. To provide an opportunity for future exploration and development opportunities, the Company has agreed to contribute its mining equipment, plant and supplies in exchange for a ten percent interest in Cherokee Development Corporation ("Cherokee") together with the right to receive twenty percent of the net profits derived from the Columbo Mine. Mr Callaway and his family currently own one hundred percent of Cherokee. Cherokee owns or leases several mineral exploration properties and intends to conduct active mineral exploration and development activities. Based on current estimates of the plant and equipment a write down of the carrying value of plant and equipment to net realizable value of $3,174,396 was made. After the reduction, the carrying value of plant and equipment amounted to $1,337,000 at June 30, 1997. It is reasonable possible that the exchange could result in a further loss on transfer in accordance with generally accepted accounting principles.

      The Company's ability to continue corporate activities and to fund the acquisition, exploration and development of these mineral properties over the foreseeable future is dependant upon generating sufficient working capital from sales of timber, reducing overhead costs, sales of royalty interests and raising additional capital through equity or debt offerings. No assurance can be given that these activities will generate sufficient working capital, or that the Company will remain in operation for the next twelve months.

      The accompanying interim consolidated financial statements have been prepared by the Company without audit and contain all adjustments which, in the opinion of management, are necessary to present fairly the Company's financial position as of June 30, 1997 and December 31, 1996 and the results of its operations and cash flows for the interim periods ending June 30, 1997 and 1996. Such adjustments consist of normal, recurring adjustments.

      The accompanying interim consolidated financial statements do not contain all disclosures required by generally accepted accounting principles for annual financial statements. It is suggested that these financial statements be read in conjunction with the audited consolidated financial statements and the related notes contained in the Company's Annual Report on Form 10-KSB, for the year ended December 31, 1996.

      Operating results for interim periods are not necessarily indicative of those expected for a full year.

2.    RECENT ACCOUNTING STANDARDS

      In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") 130, "Reporting Comprehensive Income." SFAS 130 establishes standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. SFAS 130 is effective for fiscal years beginning after December 15, 1997. The Company does not believe that SFAS 130 will have a material impact on its financial statements.

      In July 1997, the FASB issued SFAS 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS 131 requires publicly-held companies to report financial and other information about key revenue producing segments of the entity for which such information is available and is utilized by the chief operating decision maker. Specific information to be reported for individual segments includes profit or loss, certain revenue and expense items and total assets. A reconciliation of segment financial information to amounts reported in the financial statements would be provided. SFAS 131 is effective for fiscal years beginning after December 15, 1997. The Company does not believe that SFAS 131 will have a material impact on its financial statements.


3.    INVENTORIES

      Inventories at June 30 1997, and December 31, 1996 were as follows:

                                  1997                     1996

      Gold dore' inventory        $   19,180               $   81,380
      Materials and supplies          72,450                  149,495
                                  __________               __________

                                  $   91,630               $  230,875
                                  ==========               ==========

4.    PROPERTY, PLANT AND EQUIPMENT

      Property, plant and equipment at June 30 1997, and December 31, 1996 were as follows:

                                                                  1997              1996

      Property acquisition and development costs
        San Juan                                                  $20,747,399       $ 20,747,399
        Big Horn                                                    1,200,254          1,179,728
        Gold Point                                                     95,000             95,000
      Mining equipment                                              4,976,340          5,442,216
      Plant                                                         1,312,165          1,326,380
      Office equipment, furniture and vehicles                        109,528            145,699
                                                                  ___________       ____________

                                                                   28,440,686         28,936,422
      Less: accumulated depreciation, depletion and
             amortization                                           2,390,342          1,987,859
            property, plant and equipment impairment loss          19,045,103         10,295,517
                                                                  ___________       ____________

                                                                   $7,005,241        $16,653,046
                                                                  ===========       ============

5.    CONVERTIBLE DEBT

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

      During the first six months of 1997, $1,886,751 of convertible debt was converted into 13,017,029 shares of Class A common stock and 512 shares of Series A convertible preferred stock and 211 shares of the preferred stock thus issued were converted into 1,884,549 shares of Class A common stock. From July 1, 1997 to August 5, 1997, an additional $46,571 of debt and 42 shares of preferred stock has been converted into 2,852,102 shares of Class A common stock. As of August 5, 1997, $15,624 of debt and 261 shares of Series A convertible preferred stock were unconverted.

6.    CAPITAL STOCK, STOCK OPTIONS AND WARRANTS

      Stock option and warrant transactions for the six months ended June 30, 1997 were as follows:

                                Number of          Exercise               Exercisable
                                CLASS A SHARES     PRICE PER SHARE        OPTIONS
Options outstanding at:
  December 31, 1996               723,500          $2.00 - $4.94           501,000
    Granted                         3,000           0.78                     3,000
    Cancelled                     (69,500)          0.78 -  3.05           (47,000)
    Vested                              -           1.87 -  3.05            70,000
                                _________                                _________

  June 30, 1997                   657,000          $0.78 - $4.94           527,000
                                =========                                =========
Warrants outstanding at
  December 31, 1996             2,819,083          $2.82 - $7.50         2,819,083
    Cancelled                     (75,000)          7.50                   (75,000)
                                _________                                _________

  June 30, 1997                 2,744,083          $2.82 - $6.00         2,744,083
                                =========                                =========


7.    COMMITMENTS AND CONTINGENCIES

      ENVIRONMENTAL

      In May 1991, the Company received a request from the California Regional Water Quality Control Board to prepare an environmental site assessment report on a site known as the Croman Mill Site, located in Siskiyou County, California. In April 1996, state and federal environmental officials and a representative of the Company conducted a site visit. Several soil and water samples were taken by the officials as well as the Company. The Croman Mill Site is a historical mining mill site which contains stockpiled mine tailings from mining operations conducted by prior operators and owners and represents a "pre-existing" condition in relation to the time the Company owned the property. The Company owned the site from 1989 to June 1996 and did not conduct any mining related activities on the site during that time. As of August 5, 1997 no further correspondence had been received from the respective parties in relation to this matter. In the event that the test results lead to further testing and analysis which ultimately results in a clean-up and abatement order issued by a state or federal environmental agency, then the Company intends to seek indemnification from the prior operators of the property who may have been primarily responsible for the condition of the mine tailings located on the mill site.

      In March 1997 an action in U.S. District Court was brought against the Company by the California Sportfishing Protection Alliance alleging violations of the Clean Water Act at the Gray Eagle Mine and Croman Mill Site in Siskiyou County, California. The allegations include the failure to obtain a permit for the wastewater treatment plant, discharges from the mine and failure to monitor pollutants released into Indian Creek. The suit seeks to require the Company to obtain a discharge permit, payment towards an environmental remediation fund, civil penalties of $25,000 per day and attorneys fees. The Company believes it has a meritorious defense in that; the water treatment plant owned by a prior mine operator is on U.S. Forest Service ("USFS") land, the plant is operating under the proper authorizations and satisfactorily treats discharges into Indian Creek; the Croman Mill Site is more than three miles from the Gray Eagle Mine, the tailings came from prior mine owners and a prior lumber company's actions, the Company's activities on the site during the time of its ownership did not include any related mining activities and that the prior owners who created the mill site are liable for any remediation. However, there are no assurances that the Company will prevail or that the ultimate judgement or costs of defending itself will not have a material impact on the Company's financial position.

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

      In May 1997, a former employee filed an application with the California State Worker's Compensation Appeals Board alleging that the employer was engaged in "serious or willful misconduct" contributing to the plaintiff's injury. Plaintiff was injured in a mining accident on the premises of the Company and has been receiving treatment in accordance with California Worker's Compensation laws. The amount of the claim is estimated to be $150,000. If the California State Worker's Compensation Appeals Board should sustain the plaintiff's application, any payments made in connection with the allegations would not be covered by any available insurance. The Company disputes the claim of the plaintiff and intends to vigorously defend itself from the allegations contained in the application.