Form 10QSB
period 1997-09-30
SISKON GOLD CORP
filed 1997-11-26
CIK 876459

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-QSB


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1997


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

As of November 5, 1997, the number of Class A common stock outstanding was 32,261,289, the number of Series 1 Class B Common Stock outstanding was 638, and the number of Series A cumulative preferred stock outstanding was 241.

Transitional Small Business Disclosure Format (check one):  Yes   .   No   X .

                               TABLE OF CONTENTS



                        PART I - FINANCIAL INFORMATION


ITEM  1. Financial Statements                                                2

ITEM  2. Management's Discussion and Analysis                                2



                          PART II - OTHER INFORMATION


ITEM  1. Legal Proceedings                                                   6

ITEM  2. Changes in Securities                                               6

ITEM  3. Defaults Upon Senior Securities                                     6

ITEM  4. Submission of Matters to a Vote of Security Holders                 6

ITEM  5. Other Information                                                   7

ITEM  6. Exhibits and Reports on Form 8-K                                    7



SIGNATURES  .........                                                        8



FINANCIAL STATEMENTS                                                         9

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

(A) PLAN OF OPERATIONS

The Company's ability to continue regular corporate activities and to continue as a "going concern" over the foreseeable future is dependent upon generating sufficient working capital from selling the Company's assets and raising additional capital through debt or equity offerings, or through a strategic merger with a financial partner. Due to extremely poor ground conditions at the San Juan Mine and low gold prices, mining operations have ceased and the Company is currently reclaiming the property in accordance with the requirements of its operating permits. Due to recent declines in the price of gold, it is unlikely that the Company will be successful in raising additional working capital through debt or equity offerings. The Company is actively engaged in the search for a merger partner, or a joint venture partner for the San Juan Mine and/or Big Horn Mine, but the Company's efforts have not been well received, primarily due to the decline in gold prices and the amount of secured debt encumbering the Company's properties. In addition, the Company has been trying to sell pieces of its mining equipment in an effort to raise working capital. However, the Company has not been successful in selling enough mining equipment at acceptable prices to raise sufficient working capital to continue operations for the long term. Consequently, unless the Company is successful in attracting a merger partner, or otherwise is successful in raising additional working capital, the Company will likely continue to sell its assets to pay its liabilities. While the Company has no current plans to file for protection under the United States Bankruptcy laws, it is conceivable that the Company may do so in the future. However, because the Company's San Juan Mine and Big Horn Mines are pledged as collateral to the Company's secured creditors, it is unlikely that a bankruptcy filing will succeed in preserving these assets because the value of the San Juan Mine and Big Horn Mine is likely to be less than the amount of the secured debt encumbering the properties. Siskon is required to pay certain costs, including property taxes, associated with the San Juan and Big Horn properties in compliance with the terms of the loans to the long term debt holders. Siskon is currently in arrears with respect to the property taxes at the San Juan and Big Horn mine but expects to pay the taxes due by the first quarter of 1998. There is no assurance Siskon can get current or stay current with respect to the costs associated with the loans and therefore a default notice could be filed by the debt holders. There is no assurance Siskon could cure the default and that could result ultimately in a notice of foreclosure.

The San Juan Mine produced 3,483 ounces of gold during the first five months of 1997. The average price for gold during this period of 1997 was $346 versus $395 for the same period of 1996. During the first week in April, 1997 unforeseen ground failures occurred in the area where mining operations were advancing in the eastern ore body which prevented any further progress from existing haulage ways. The number of mining crews were reduced and retreat mining was conducted back to the area of the underground plant. In early May the Company suspended mining operations and reviewed the feasibility and costs associated with alternative mining plans. The review indicated that 101,460 ounces of reserves are not economically mineable and that a new access tunnel would have to be made to develop and mine the west ore blocks. The existing tunnel to the east ore body is closed. The reduction in reserves resulted in a reduction in the carrying value of development costs and mineral rights of $5,575,190. After the reduction, the carrying value of development costs and mineral rights totalled $2,518,049 at September 30, 1997.

Since the cessation of mining operations at the San Juan Mine, the price of gold has declined to the $310 per ounce level and there is no assurance that gold prices will recover to economically mineable levels or not decline further. The ability to develop and implement any future mining plans, is dependant upon the Company's ability to raise additional capital through equity or debt offerings. The prospects of obtaining additional capital or joint venture partners in the near future is unlikely. Consequently, the Company has decided to put its existing properties into a care and maintenance basis and has terminated the contractual agreements with its officers effective August 15,1997. Severance costs of $821,000 were incurred during the quarter as a result of contract terminations. Mr. Callaway will continue to act as President and Chief Executive Officer on a month to month basis.

In August the company entered into an agreement with Cherokee Development Corporation, A Corporation owned by Tim Callaway, whereby Siskon would have contributed mining equipment and supplies into Cherokee in exchange for an equity and royalty interest in the Colombo Mine Project. In August 1997 the Company sold equipment and supplies to the President of the Company for $385,300. A cash payment of $89,349 was received and $228,000 in debt was assumed. In addition, the balance of $67,951 is due in cash, December 15, 1997.

In November the Board reversed its actions relative to the Cherokee deal and entered into a contract with an equipment liquidation company who have guaranteed to sell the mobile mining equipment for $1,027,200 and have agreed to loan the company $907,000 at 8.6% secured by the equipment and payable from the proceeds from the sale of the equipment.

Based on current estimates of the plant and equipment a write down of the carrying value of plant and equipment to net realizable value of $3,174,396 was made in the second quarter. After the reduction, the carrying value of plant and equipment amounted to $988,642 at September 30, 1997. It is reasonably possible that further losses could occur on transfer in accordance with generally accepted accounting principles.

The Company's ability to continue corporate activities is dependant upon generating sufficient working capital from selling timber at the Gray Eagle and Iron Creek properties, reducing overhead costs, Sales of equipment, sales of property, sales of royalty interests and raising additional capital through equity or debt offerings. No assurance can be given that these activities will generate sufficient working capital.

The debt secured by the San Juan and Big Horn properties amounting to $8,922,169 at September 30, 1997, matures November 15, 1998. The ability of the Company to meet these debt requirements is dependant upon the successful renegotiation or refinancing of the debt. No assurance can be given that the Company will successfully renegotiate or refinance the debt.

Due to the price decline of the Company's Class A common stock the NASDAQ National Market System removed the listing of the Company's Class A common stock effective April 18, 1997. The Company's Class A common stock is now quoted on the OTC Bulletin Board under the symbol "SISK".

(B) FINANCIAL CONDITION AND RESULTS OF OPERATIONS

YEAR TO DATE COMPARISON

Siskon had cash on hand of $104,516 and $421,469 at September 30, 1997 and 1996 respectively.

Cash used by operating activities for the first nine months of 1997 totalled $1,455,563 versus $1,289,520 for the first nine months of 1996.

Cash provided by investing activities during the first nine months of 1997 totalled $1,039,326 versus $303,795 provided during the first nine months of 1996. During 1997, $57,500 was received from the sale of properties, $650,885 from the sale of equipment, note collections of $227,761 and redemption of bonds of $40,000 as compared to $303,370 from the sale of equipment and note collections of $425 during the first nine months of 1996. In September 1997 the Company sold its interest in the Humbolt Starlight property for $40,000 cash and its interest in the Aurora properties for $25,000 cash and a note receivable of $75,000 which was collected in October 1997. Cash used in investing activities during the first nine months of 1997 totalled $53,767 as compared to $2,804,800 in 1996. During 1997, $30,806 was expended on equipment at the San Juan Mine and $22,961 on permitting costs at the Big Horn Mine as compared with $500,688 for equipment, $1,941,320 for development and $160,772 for bonds at the San Juan Mine during 1996 and $202,020 for permitting at the Big Horn Mine during 1996. In mid-May 1996, construction of the San Juan Mine was completed.

Cash provided by financing activities during the first nine months of 1997 totalled $450,000 versus $500,000 during the first nine months of 1996 both from the issuance of convertible debt. On February 18, 1997 the Company issued convertible debentures bearing interest at 8% and a maturity date of February 1, 1999. During the first nine months of 1997, $1,949,020 of convertible debt was converted into 15,569,115 shares of Class A common stock and 512 shares of Series A convertible preferred stock and 241 shares of the preferred stock thus issued were converted into 3,321,031 shares of Class A common stock.

Cash used in financing activities during the first nine months of 1997 totalled $688,086 as compared to $538,738 during the first nine months of 1996. During 1997, $574,572 was paid on equipment and land notes and $113,514 for registration and issuance costs. During 1996 $48,964 was paid on capital lease obligations, $442,657 on equipment and land notes and $47,117 on registration and issuance costs.

Siskon incurred a net loss of $12,611,572 for the first nine months of 1997 as compared to a net loss of $2,012,316 for the first nine months of 1996. During the first nine months of 1997 revenues of $1,206,096 resulted from the sale of 3,483 ounces of fine gold at an average price of $346 per ounce. Production costs, non-cash costs and royalty expense totalled $1,672,674, $743,825 and $24,273, respectively. A property, plant and equipment impairment loss of $8,749,586 resulted from the reduction in the reserves at the San Juan Mine and a reduction of mining plant and equipment to its net realizable value. Subsequent to May 30, 1997, no revenues from gold sales were received as mining operations at the San Juan Mine had ceased. Commencing in Mid-May 1996, revenues, production costs, non-cash costs and royalties at the San Juan Mine were reflected in operations. During the first nine months of 1996 revenues of $1,344,833 resulted from the sale of 3,497 ounces of fine gold at an average price of $385 per ounce. Production costs, non-cash costs and royalty expense totalled $2,051,641, $532,607 and $26,785, respectively. During the first six months of 1996 while the Company's operations were in the development stage gold revenues received from 5,003 ounces of gold amounting to $1,993,170 at an average price of $398 were credited against capitalized costs.

Timber sales were $40,000 in the first nine months of 1997 from Gray Eagle versus $450,000 in the first nine months of 1996 from San Juan.

Royalties were $48,674 in the first nine months of 1997 versus $50,528 in the first nine months of 1996. During the first quarter of 1997 the Company sold its Montana oil and gas properties, during the second quarter of 1997 Cominco cancelled its lease of the Iron Creek property and during the third quarter of 1997 the Company sold its Humbolt Starlight and Aurora royalty interests which comprised the majority of the royalty revenue. Future royalties from the remaining properties are negligible.

General and administrative expenses were $1,545,543 in the first nine months of 1997 as compared with $905,242 during the first nine months of 1996. Expenses for 1997 reflect the severance costs of the executive contract terminations.

Exploration and project costs were $105,484 in the first nine months of 1997 versus $26,785 in the first nine months of 1996. The increase related primarily to costs of the Gray Eagle Mine litigation and exploration in Northern California and Latin America.

The gain on the sale of property was $157,500 during the first nine months of 1997 from the sale of the Aurora property for $100,000, the Humbolt Starlight property for $40,000 and the Montana oil and gas royalty interests for $17500 versus $1,250 from the sale of the Croman property during the first nine months of 1996. During the first nine months of 1997 equipment was sold for a gain of $6,780 versus a loss of $32,333 during the first nine months of 1996. In August 1997 the Company sold equipment and supplies to the President of the Company for $385,300. A cash payment of $89,349 was received and $228,000 in debt was assumed. In addition, the balance of $67,951 is due in cash, December 15, 1997. The discount on note receivable in 1997 amounting to $181,547 resulted from the Company agreeing to accept $112,000 in cash as payoffs on the notes.

Interest expense during the first nine months of 1997 amounted to $1,089,884 including amortization of the discount of the price of the stock underlying convertible debt of $287,923. During the first nine months of 1996 interest expense was $334,779 after capitalization of interest costs of $562,757 to property, plant and equipment. Interest and miscellaneous income was $42,284 in the first nine months of 1997 as compared with $89,135 in the first nine months of 1996 reflecting higher cash balances during 1996.

The Company believes that its business and operations were not materially affected by inflation during the first nine months of 1997 and 1996.

QUARTER TO QUARTER COMPARISON

Siskon incurred a net loss of $1,318,248 for the third quarter of 1997 compared to a net loss of $1,057,372 for the third quarter of 1996. During the third quarter of 1997 there were no gold revenues as the mine had been closed and costs of $198,343 for care and maintenance. During the third quarter of 1996 revenues of $735,490 resulted from the sale of 1,914 ounces of fine gold at an average price of $384 per ounce. Production costs, non-cash costs and royalty expense totalled $1,412,571, $320,815 and $14,633, respectively.

Timber sales were $40,000 in the third quarter of 1997 from Gray Eagle versus $450,000 in the third quarter of 1996 from San Juan.

Royalties were $14,256 in the third quarter of 1997 versus $12,471 in the second quarter of 1996. During the third quarter of 1997 the Company sold its Humbolt Starlight and Aurora royalty interests which comprised the majority of the royalty revenue. Future royalties from the remaining properties are negligible.

General and administrative expenses were $1,039,567 in the third quarter of 1997 as compared with $233,912 during the third quarter of 1996. Expenses for 1997 reflect the severance costs of the executive contract terminations.

Exploration and project costs were $22,400 in the third quarter of 1997 versus $14,633 in the third quarter of 1996. The increase resulted primarily from costs of the Gray Eagle Mine litigation.

The gain on the sale of property was $140,000 during the third quarter of 1997 from the sale of the Aurora property for $100,000 and the Humbolt Starlight property for $40,000. There were no sales in the third quarter of 1996. During the third quarter of 1997 the gain on sale of equipment amounted to $146,569 versus a loss of $34,453 for the third quarter of 1996. During the second quarter of 1997 the Company wrote its equipment down to net realizable value.

Interest expense during the third quarter of 1997 amounted to $262,371 versus $233,500 during the third second quarter of 1996 reflecting higher loan balances during 1997. Interest and other income was $5,750 in the third quarter of 1997 as compared with $18,043 in the third quarter of 1996 reflecting higher cash balances during 1996.

                                    PART II

ITEM 1.  LEGAL PROCEEDINGS

As previously disclosed in the Company's 10-KSB for the year ended December 31, 1997. In May 1991, the Company received a request from the California Regional Water Quality Control Board ("CALRWQCB") to prepare an environmental site assessment report on a site known as the Croman Mill Site, located in Siskiyou County, California. In April 1996, state and federal environmental officials and a representative of the Company conducted a site visit. Several soil and water samples were taken by the officials as well as the Company. The Croman Mill Site is a historical mining mill site which contains stockpiled mine tailings from mining operations conducted by prior operators and owners and represents a "pre-existing" condition in relation to the time the Company owned the property. The Company owned the site from 1989 to June 1996 and did not conduct any mining related activities on the site during that time. On September 23, 1997 the CAL RWQCB issued a tentative cleanup and abatement order 97-116 for the Old Grey Eagle tailings disposal site naming the companies whoever operated the Grey Eagle Mine and disposed the mine tailings at the site and mine subsequent owners of the property including the Company. Comments are due by October 15, 1997. The Company intends to seek indemnification for the prior owners and operators of the property.

On March 11, 1997 an action in U.S. District Court for the Eastern District of California, case number CIVS 970357 WBSJFM, was brought against the Company by the California Sportfishing Protection Alliance ("CALSPA") alleging violations of the Clean Water Act at the Gray Eagle Mine and Croman Mill Site in Siskiyou County, California. The allegations include the failure to obtain a permit for the wastewater treatment plant, discharges from the mine and failure to monitor pollutants released into Indian Creek. In April 1997 the Company notified Noranda Grey Eagle Mines, Inc. ("Noranda") of Norandas obligations to defend Siskon pursuant to the indemnity agreement between the parties. On August 11, 1997 Noranda brought an action in US District court for the Eastern District of California, case number CIV-S 97-1486 WBS 166H, seeking declaratory relief from such indemnity and granted an extension until November 15, 1997 for Siskon to file its response. On October 22, 1997 CALSPA dismissed without prejudice its action against the Company.

ITEM 2.  CHANGES IN SECURITIES

Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On August 7, 1997, the Company held its Annual Meeting of Shareholders to elect four directors to approve an increase in the number of shares to 300,000,000 shares. The shareholders approved proposals 1 and 2 and turned down proposals 3 and 4.

   PROPOSAL NO. 1 - ELECTION OF DIRECTORS

NOMINEE                 FOR           WITHHELD       ABSTAINED        TOTAL

Timothy A. Callaway     22,868,605    2,318,375      1,610,566      26,797,546
Michael K. Epstein      22,861,211    2,325,769      1,610,566      26,797,546
Scott E. Bartel         22,885,858    2,301,122      1,610,566      26,797,546
David A. Lawler         22,878,571    2,308,409      1,610,566      26,797,546

   PROPOSAL NO. 2 - INCREASE NUMBER OF SHARES TO 300,000,000 SHARES

                   FOR             WITHHELD       ABSTAINED      TOTAL

                   22,441,971      2,745,009      1,610,566      26,797,546

   PROPOSAL NO. 3- INCREASE STOCK OPTION PLAN BY 10,000,000 SHARES

                    FOR             WITHHELD      ABSTAINED       TOTAL

                    10,291,322      3,882,639     12,623,585      26,797,546

   PROPOSAL NO. 4 - REINCORPORATE IN THE STATE OF NEVADA

                     FOR             WITHHELD      ABSTAINED      TOTAL

                     11,976,678      2,197,283     12,623,585     26,797,546

Proposals 3 and 4 needed 13,398,773 votes to be approved and were thus not approved


ITEM 5.  OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(A)       EXHIBITS

Not applicable.

(B)       REPORTS ON FORM 8-K

On November 5, 1997 the Company's principal independent accountants, Coopers & Lybrand L.L.P. ("Coopers & Lybrand"), resigned. The reports of Coopers & Lybrand on the Company's financial statements for the years ended December 31, 1995 an 1996 did not contain an adverse opinion or disclaimer of opinion or qualification of modifications as to uncertainty, audit scope or accounting principles. During the relationship between the Company an Coppers & Lybrand there were no disagreements regarding any matters with respect to accounting practices, financial statement disclosure, or audit scope or procedure, which disagreements, if not resolved, would have caused Coopers & Lybrand to make reference to the subject matter of the disagreement in connection with its report. The change in accountant was not recommended nor approved by the Company's Board of Directors or any committee of the Board of Directors.

                                  SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                              SISKON GOLD CORPORATION



Dated  November 26, 1997                      TIMOTHY A. CALLAWAY
                                              Timothy A. Callaway,
                                              President, CEO and
                                              Chairman of the Board

                             FINANCIAL STATEMENTS

                              FORM 10-QSB - ITEM 1

                    SISKON GOLD CORPORATION AND SUBSIDIARY

                         LIST OF FINANCIAL STATEMENTS


The following consolidated financial statements of the Company are included in response to Item 1:




Consolidated Balance Sheets -
      September 30, 1997 (Unaudited) and December 31, 1996                  11

Consolidated Statements of Operations - (Unaudited)
      Nine Months Ended September 30, 1997 and 1996                         12

Consolidated Statements of Cash Flows - (Unaudited)
      Nine Months Ended September 30, 1997 and 1996                         13

Notes to Consolidated Financial Statements                                  14

SISKON GOLD CORPORATION AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 1997 (UNAUDITED) AND DECEMBER 31, 1996

                                                 1997              1996
ASSETS

CURRENT ASSETS
Cash and cash equivalents                        $104,516          $812,606
Notes and Accounts receivable                     143,891             6,080
Inventories                                         1,000           230,875
Prepaid expenses and other                        138,086           400,792
                                               ----------       -----------
   Total Current Assets                           387,493         1,450,353

NOTES RECEIVABLE                                        -           292,812

PROPERTY, PLANT AND EQUIPMENT,  net             6,536,138        16,653,046

OTHER ASSETS                                      265,619           428,569
                                               ----------       -----------
TOTAL ASSETS                                   $7,189,250       $18,824,780

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities       $1,123,820          $773,306
Current portion of long-term debt                  22,282           292,248
                                               ----------        ----------
   Total Current Liabilities                    1,146,102         1,065,554

LONG TERM DEBT ($9,011,518 in 1997 and
   $9,772,640 in 1996 to related parties)       9,035,590        10,692,224

OTHER LIABILITIES                                 171,747            60,551
                                               ----------        ----------
  Total Liabilities                            10,463,040        11,818,329
                                               ----------        ----------
COMMITMENTS AND CONTINGENCIES (Note 9)

SHAREHOLDERS' EQUITY
Capital Stock
   Preferred stock, $.001 par value;
      Convertible Series A: 241 in 1997;
      0 in 1996                                                          -
   Common stock, $.001 par value; issued
      and outstanding:
      Class A: 30,791,524 in 1997; 11,989,662
       in 1996                                     30,792           11,989
      Convertible Class B Series 1: 638 in
       1996 and 1995                                    1                1
Additional paid-in capital                     56,170,752       53,730,633
Stock subscription receivable                    (344,803)        (326,812)
Accumulated deficit                           (59,020,932)     (46,409,360)
                                               ----------       ----------
   Total Shareholders' Equity                  (3,164,189)       7,006,451
                                               ----------       ----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY     $7,189,250      $18,824,780
                                               ==========       ==========
See notes to consolidated financial statements.

SISKON GOLD CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

                               Three months ended September 30        Nine months ended September 30

                                1997                1996              1997                  1996
REVENUES
Gold sales                      $         -         $735,490          $1,206,096            $1,344,833
Timber Sales                         40,000          450,000              40,000               450,000
Royalties and leases                 14,256           12,471              48,674                50,528
                                -----------        ---------          ----------            ----------
   Total Revenues                    54,256        1,197,961           1,294,770             1,845,091
                                -----------        ---------          ----------            ----------
OPERATING EXPENSES
Production                          198,343        1,412,571           1,672,674             2,051,641
Depreciation, depletion and          54,742          320,815             743,825               532,607
   amortization
Property, plant and equipment             -                -           8,749,586
   impairment loss
General and administrative         1,039,567         233,912           1,545,543               905,242
Royalties                                  -          23,492              24,273                64,405
Exploration and project costs         22,400          14,633             105,484                26,785
                                ------------       ---------           ---------            ----------
   Total Operating Expenses        1,315,052       2,005,423          12,841,475             3,580,680
                                ------------       ---------          ----------            ----------
OPERATING LOSS                    (1,260,796)       (807,462)        (11,546,705)           (1,735,589)
                                ------------       ---------          ----------            ----------
OTHER (EXPENSE) INCOME
Gain on sale of property             140,000               -             157,500                 1,250
(Loss) gain on sale of               146,569         (34,453)              6,780               (32,333)
equipment
Discount on Note Receivable         (181,547)                           (181,547)
Interest expense                    (262,371)       (233,500)         (1,089,884)             (334,779)
Interest and other income              5,150          18,043              42,284                89,135
                                 -----------       ---------           ---------             ---------
    Total Other (Expense)           (151,599)       (249,910)          1,064,867              (276,727)
     Income
                                 -----------       ---------          ----------             ---------
NET LOSS                         $(1,412,395)    $(1,057,372)       $(12,611,572)          $(2,012,316)
                                 ===========     ===========        ============           ===========
NET LOSS PER SHARE                    $(0.05)         $(0.10)             $(0.58)               $(0.19)
                                 ===========     ===========        ============           ===========
WEIGHTED AVERAGE
    NUMBER OF SHARES              29,327,207      11,056,207          21,599,971            10,754,721
                                  ==========     ===========        ============           ===========




See notes to consolidated financial statements.

SISKON GOLD CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

                                             1997               1996

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                     $(12,611,572)      $(2,012,316)
Adjustments to reconcile net loss to
   net cash used in operating activities
Issuance of common stock for services              73,973            50,000
Issuance of common stock for interest                   -           280,211
Discount on price of stock underlying
   convertible debt                               287,923                 -
Depreciation, depletion and amortization          743,825           532,607
Property, plant and equipment impairment loss   8,749,586                 -
(Gain) on sale of property                       (157,500)                -
Loss (gain) on sale of equipment                   (6,780)           31,083
Discount on Note Receivables                      181,547                 -
Accrued interest on convertible debt              584,354                 -
Amortization of deferred financing costs           96,531                 -
Accrued interest receivable                       (17,991)          (13,506)
Decrease (increase) in accounts receivable          2,993            (1,520)
Decrease (increase) in inventories                229,875           (12,696)
Decrease in prepaid expenses                       66,602            11,731
(Increase) in accounts payable and accrued
   liabilities                                    350,514          (155,114)
Reclamation Incurred                              (29,443)                -
                                                ---------          --------
Net cash used in operating activities          (1,455,563)       (1,289,520)
                                                ---------         ---------
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of property                     57,500                 -
Proceeds from sale of equipment                   650,885           303,370
Proceeds from sale of land                         63,180                 -
Collections on notes receivable                   227,761               425
Purchase of equipment                             (30,806)         (500,688)
Deferred development costs                        (22,961)       (2,143,340)
Decrease (Increase) in reclamation bonds           40,000          (160,772)
                                               ----------         ---------
Net cash provided by (used in) investing
  activities                                      985,559        (2,501,005)
                                               ----------         ---------
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of convertible debt        450,000           500,000
Payments of obligations under capital leases            -           (48,964)
Payments of long term debt                       (574,572)         (442,657)
Registration and issuance costs                  (113,514)          (47,117)
                                               ----------         ---------
Net cash provided by (used in) financing
   activities                                    (238,086)          (38,738)
                                               ----------         ---------
DECREASE IN CASH                                 (708,090)       (3,829,263)

CASH AND CASH EQUIVALENTS AT BEGINNING OF
  PERIOD                                          812,606         4,251,032
                                               ----------         ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD       $104,516          $421,469
                                               ==========         =========


See notes to consolidated financial statements.

SISKON GOLD CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    NATURE OF OPERATIONS

      Siskon Gold Corporation and subsidiary (the Company) is engaged in the business of exploring, developing and mining precious mineral properties, principally gold. Gold dor<e'>, the Company's principle product, is produced and sold in the United States. At September 1997, the Company owned interests in various mineral properties located in the Western United States. The Company's operations are conducted in one business segment: mineral resource exploration, development and production.

       In early May the Company suspended mining operations and reviewed the feasibility and costs associated with alternative mining plans. The review indicated that 101,460 ounces of reserves are not economically mineable. The reduction in reserves resulted in a reduction in the carrying value of development costs and mineral rights of $5,575,190. Should the Company be unable to raise additional capital and remain in operation, it may be necessary to further write down the carrying value of its development costs and mineral rights totalling $2,518,049 at September 30, 1997 resulting in additional losses to the Company.

      Since the cessation of mining operations at the San Juan Mine, the price of gold has declined to the $310 per ounce level and there is no assurance that gold prices will recover to economically mineable levels or not decline further. The ability to develop and implement any future mining plans, is dependant upon the Company's ability to raise additional capital through equity or debt offerings. The prospects of obtaining additional capital or joint venture partners in the near future is unlikely. Consequently, the Company has decided to put its existing properties into a care and maintenance basis. In August the company entered into an agreement with Cherokee Development Corporation, A Corporation owned by Tim Callaway, whereby Siskon would have contributed mining equipment and supplies into Cherokee in exchange for an equity and royalty interest in the Colombo Mine Project. In November the Board reversed its actions relative to the Cherokee deal and entered into a contract with an equipment liquidation company who have guaranteed to sell the mobile mining equipment for $1,027,200 and have agreed to loan the company $907,000 at 8.6% secured by the equipment and payable from the proceeds from the sale of the equipment. Based on current estimates of the plant and equipment a write down of the carrying value of plant and equipment to net realizable value of $3,174,396 was made. After the reduction, the carrying value of plant and equipment amounted to $988,642 at September 30, 1997. It is reasonable possible that further losses could occur on transfer in accordance with generally accepted accounting principles.

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

      The accompanying interim consolidated financial statements have been prepared by the Company without audit and contain all adjustments which, in the opinion of management, are necessary to present fairly the Company's financial position as of September 30, 1997 and December 31, 1996 and the results of its operations and cash flows for the interim periods ending September 30, 1997 and 1996. Such adjustments consist of normal, recurring adjustments.

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

3.    INVENTORIES

      Inventories at September 30 1997, and December 31, 1996 were as follows:

                                         1997               1996

         Gold dore' inventory            $       -          $   81,380
         Materials and supplies              1,000             149,495

                                         $   1,000          $  230,875
                                         =========          ==========
4.    NOTES RECEIVABLE

      In September 1997 the Company agreed to discount two notes receivable for cash of $112,000. The Company recognized a loss of $181, 547 on the transaction.

5.    PROPERTY, PLANT AND EQUIPMENT

      Property, plant and equipment at September 30 1997, and December 31, 1996 were as follows:

                                                  1997           1996

      Property acquisition and development costs
        San Juan                                  $20,747,398    $ 20,747,399
        Big Horn                                    1,139,509       1,179,728
        Gold Point                                     95,000          95,000
      Mining equipment                              3,852,458       5,442,216
      Plant                                         1,312,166       1,326,380
      Office equipment, furniture and vehicles         64,262         145,699
                                                  -----------     -----------
                                                   27,210,793      28,936,422

      Less: accumulated depreciation, depletion
       and amortization                             2,304,722       1,987,859
       property, plant and equipment impairment    18,369,933      10,295,517
       loss                                       -----------     -----------
                                                   $6,536,138     $16,653,046
                                                  ===========     ===========

      In February 1997 the Company sold its interest in its oil and gas properties for $17,500 cash and recognized a gain of $17,500. In September 1997 the Company sold its interest in the Humbolt Starlight property for $40,000 cash and its interest in the Aurora properties for $25,000 cash and a note receivable of $75,000 which was collected in October 1997. The Company recognized a gain of $140,000 on these transactions. In August 1997 the Company sold equipment and supplies to the President of the Company for $385,300. A cash payment of $89,349 was received and $228,000 in debt was assumed. In addition, the balance of $67,951 is due in cash, December 15, 1997.

6.    ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

      In August 1997 the Company terminated the employment of its two officers. The Company recognized severance costs of $821,000 pursuant to their employment agreements. At September 30, 1997 $791,000 was owed to Mr. Callaway.

7.    CONVERTIBLE DEBT

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

      During the first nine months of 1997, $1,949,020 of convertible debt was converted into 15,569,115 shares of Class A common stock and 512 shares of Series A convertible preferred stock and 253 shares of the preferred stock thus issued were converted into 3,231,031 shares of Class A common stock. From October 1, 1997 to November 5, 1997, an additional 21 shares of preferred stock has been converted into 1,469,765 shares of Class A common stock. As of November 5, 1997, $15,624 of debt and 241 shares of Series A convertible preferred stock were unconverted.

8.    CAPITAL STOCK, STOCK OPTIONS AND WARRANTS

      Stock option and warrant transactions for the six months ended September 30, 1997 were as follows:

                            Number of CLASS A         Exercise            Exercisable
                            SHARES                    PRICE PER SHARE     OPTIONS
Options outstanding at:
  December 31, 1996          723,500                  $2.00  -   $4.94       501,000
    Granted                    3,000                   0.78                    3,000
    Cancelled               (207,000)                  0.78  -    4.94       (62,000)
    Vested                         -                   2.06  -    3.05        55,000
                             -------                                        --------
  September 30, 1997         519,500                  $0.78  -   $4.94       497,000
                             =======                                       =========

  Warrants outstanding at
    December 31, 1996      2,819,083                  $2.82  -   $7.50     2,819,083
      Cancelled              (75,000)                  7.50                  (75,000)
                           ---------                                       ---------
    September 30, 1997     2,744,083                  $2.82  -   $6.00     2,744,083
                           =========                                       =========

9.    COMMITMENTS AND CONTINGENCIES

      ENVIRONMENTAL

      In May 1991, the Company received a request from the California Regional Water Quality Control Board to prepare an environmental site assessment report on a site known as the Croman Mill Site, located in Siskiyou County, California. In April 1996, state and federal environmental officials and a representative of the Company conducted a site visit. Several soil and water samples were taken by the officials as well as the Company. The Croman Mill Site is a historical mining mill site which contains stockpiled mine tailings from mining operations conducted by prior operators and owners and represents a "pre-existing" condition in relation to the time the Company owned the property. The Company owned the site from 1989 to June 1996 and did not conduct any mining related activities on the site during that time. On September 23, 1997 the CAL RWQCB issued a tentative cleanup and abatement order 97-116 for the Old Grey Eagle tailings disposal site naming the companies whoever operated the Grey Eagle Mine and disposed the mine tailings at the site and mine subsequent owners of the property including the Company. Comments are due by October 15, 1997. The Company intends to seek indemnification from the prior owners and operators of the property.

      In March 1997 an action in U.S. District Court was brought against the Company by the California Sportfishing Protection Alliance alleging violations of the Clean Water Act at the Gray Eagle Mine and Croman Mill Site in Siskiyou County, California. The allegations include the failure to obtain a permit for the wastewater treatment plant, discharges from the mine and failure to monitor pollutants released into Indian Creek. In April 1997 the Company notified Noranda Grey Eagle Mines, Inc. ("Noranda") of Noranda's obligations to defend Siskon pursuant to the indemnity agreement between the parties. On August 11, 1997 Noranda brought an action in US District court for the Eastern District of California, Case number CIV-S 97-1486 WBS 166H, Seeking declaratory relief from such indemnity and granted an extension until November 15, 1997 for Siskon to file its response. On October 22, 1997 CALSPA dismissed without prejudice its action against the Company.

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

10.   SUBSEQUENT EVENTS

      The Company entered into a contract with an equipment liquidation company who have guaranteed to sell the mobile mining equipment with an approximate book value of $988,642 for $1,027,200 and have agreed to loan the company $907,000 at 8.6% secured by the equipment and payable from the proceeds from the sale of the equipment.