Form 10KSB
period 1997-12-31
SISKON GOLD CORP
filed 1998-11-30
CIK 876459

UNITED STATES
                              SECURITIES AND EXCHANGE COMMISSION
                                    Washington, D.C.  20549

                                          FORM 10-KSB
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
                          For the fiscal year ended December 31, 1997
                                              OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        For the transition period from to

                           Commission file no. 0-19502
               ---------------------------------------------------


                                      SISKON GOLD CORPORATION
                    (Exact name of registrant as specified in its charter)

     California                                       68-0254824
(State or other jurisdiction of
incorporation or organization)             (I.R.S. Employer Identification No.)

  228 Commercial Street, Suite 311
          Nevada City, CA.           95959            (916) 273-4311
(Address of principal executive    (Zip Code)    (Registrant's telephone
offices)                                         number, including area code)

               ---------------------------------------------------


        Securities registered pursuant to Section 12(b) of the Act: None.
               ---------------------------------------------------


           Securities registered pursuant to Section 12(g) of the Act:

                              Class A Common Stock
                                (Title of Class)
               ---------------------------------------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
 Yes . No X .

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ].

Revenues for the year ended December 31, 1997 were $1,303,891.

As of June 30, 1998, the aggregate market value of voting Class A common stock held by non-affiliates was $551,493 based on the average bid and ask price of $0.018.

As of June 30, 1998, the number of Class A common stock outstanding was 32,194,633, the number of Series 1 Class B common stock outstanding was 638 and the number of Series A Convertible Preferred Stock outstanding was 241.

Transitional Small Business Disclosure Format (check one):    Yes    No   X

                                       TABLE OF CONTENTS

                                            PART I
GLOSSARY OF MINING TERMS................................................... 2

ITEM  1.       Description of Business..................................... 4

ITEM  2.       Description of Properties................................... 5
                      San Juan............................................. 5
                      Big Horn............................................. 7
                      Other Properties..................................... 8
                      Other Interests...................................... 9
                      Environmental Matters................................ 9
                      Safe Harbor Statement................................10

ITEM  3.       Legal Proceedings...........................................10

ITEM  4.       Submission of Matters to a Vote of Security Holders.........10

                                            PART II

ITEM  5.       Market for Common Equity and Related Stockholder Matters....10
                      Comparative Market Prices............................10
                      Holders..............................................11
                      Dividends............................................11

ITEM  6.       Management's Discussion and Analysis or Plan of Operation...11
                      Plan of Operation....................................11
                      Financial Condition and Results of Operations........12

ITEM  7.       Financial Statements........................................14

ITEM  8.       Changes in and Disagreements with Accountants on
                      Accounting and Financial Disclosure..................14

                                           PART III

ITEM  9.       Directors and Executive Officers, Promoters and Control s;
                     Personcompliance with Section 16(a) of the
                     Exchange Act..........................................15

ITEM  10.      Executive Compensation......................................16

ITEM  11.      Security Ownership of Certain Beneficial Owners and
                      Management...........................................16

ITEM  12.      Certain Relationships and Related Transactions..............17

ITEM  13.      Exhibits and Reports on Form 8-K
                      Exhibits.............................................18
                      Reports on Form 8-K..................................19

SIGNATURES                 ................................................20

FINANCIAL STATEMENTS.......................................................21

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

Dore - unrefined metal bars consisting of gold, silver and impurities which will be further refined.

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

In early May the Company suspended mining operations at the San Juan Mine and reviewed the feasibility and costs associated with alternative mining plans. The review indicated that 101,460 ounces of reserves are not economically mineable. The reduction in reserves resulted in a reduction in the carrying value of development costs and mineral rights of $5,575,190.

Since the cessation of mining operations, the price of gold has declined to the $290 per ounce level and there is no assurance that gold prices will recover to economically mineable levels or not decline further. The ability to develop and implement any future mining plans, is dependent upon the Company's ability to raise additional capital through equity or debt offerings. The prospects of obtaining additional capital or joint venture partners in the near future is unlikely. Consequently, the Company has decided to put its existing properties into a care and maintenance basis resulting in a write down of the carrying value of the development costs and mineral rights of $2,888,764. In November 1997 the Company entered into a contract with an equipment liquidation company to sell the mobile mining equipment for $1,027,200 and loaned the company $915,874 at 8.6% secured by the equipment and payable from the proceeds from the sale of the equipment. Based on current estimates of the plant and equipment a write down of $3,174,396 was made. After the reduction, the carrying value of plant and equipment amounted to $850,106 at December 31, 1997.

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

In February 1997, the Company issued $450,000 in debt convertible into shares of the Company's Class A common stock at a conversion price equal to 75% of the market price on the date of conversion. During 1997, $1.9 Million of debt was converted into 512 shares of Series A Convertible preferred shares and 15,569,075 shares of Class A Common Stock and 241 shares of the Series A
Convertible  Preferred were  converted  into 4,700,796  shares of Class A Common
Stock

Exploration and Business Development

The Company has identified areas of geological interest near the San Juan Mine and various potential mine sites in Mexico for exploration activities and spent $118,059 in 1997. No material expenditures are currently anticipated during 1998.

Sales and Marketing

The Company shipped and sold 3,483 ounces of gold at an average gold price of $346 during 1997 for refining by Metalor U.S.A. located in North Attleborough, Massachussets. Gold can be sold on numerous markets throughout the world, and the market price is readily ascertainable. The Company's sells all refined metal to Gerald Metals, Inc. Due to the nature of the precious metals market, the Company is not dependent on its customer to provide a market for its refined gold.

Gold Price

The Company's future revenues, profitability and cash flow will be strongly influenced by the price of gold. The gold price is unpredictable and affected by numerous factors beyond the Company's control, including expectations for inflation, the strength of the U.S. dollar in relation to the major currencies, political and economic conditions, and production costs in major gold producing regions. If the market price of gold falls below the cost of production and remains at such level for any sustained period, the Company may suspend or curtail its operations in order to minimize losses. During 1997, the price of gold varied from a low of $283.00 to a high of $366.55 per ounce.

Environmental Matters

Reclamation
Generally, the Company is required to mitigate long-term environmental impacts by stabilizing, contouring, resloping and revegetating various portions of a site once mining and mineral processing operations are completed. These reclamation efforts are conducted in accordance with detailed plans which have been reviewed and approved by the appropriate regulatory agencies. Reclamation activities commenced at the San Juan site during 1997. See "Item 2 - Environmental Matters".

Permitting
----------
Permitting is a continuing process, and as the Company expands, it regularly amends its existing permits and obtains new permits. The Company believes it has obtained all permits necessary for its current operations. The Company's ongoing costs for environmental compliance, estimated to be $120,000 annually, encompass primarily water monitoring. See "Item 2 - Description of Properties - San Juan".

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

Employees

There were 9 and 48 full time employees as of December 31, 1997 and 1996 respectively. At December 31, 1997, 8 were engaged in operations and 1 in administration and finance. Currently the company has 2 full time employees.

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

In 1991, Pincock, Allen & Holt ("PAH"), international resource consultants, completed a feasibility study, based on underground mining of a portion of this deposit, which identified a proven/probable reserve of 257,707 ounces of gold that could potentially be extracted at a projected cash cost per ounce of $195. Such costs are based on an initial annual production of 392,500 tons of ore yielding an average of 31,000 ounces of gold increasing to 588,750 tons yielding an average of 40,000 ounces annually. Siskon completed additional engineering studies that indicated an additional resource of 50,000 ounces of gold in some of the thicker areas of the ore body may exist. The engineering studies for these areas were not completed at the time the PAH study was prepared. However, the Company anticipated lower levels of production in the earlier stages with corresponding higher cash costs per ounce. See "Item 6 - Management's Discussion or Plan of Operations".

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

Total pre-production development costs and related plant and equipment amounted to $19.8 million net of gold recoveries of $3.7 million. The increase in development costs from the Company's original estimate of $8.3 million are primarily attributable to the delay in the construction of the access tunnel resulting from unforeseen unfavorable rock conditions with a commensurate extended period of mine support, equipment maintenance and mine administration. Additional power delivery facilities were constructed and mining equipment was purchased that were originally anticipated after production commenced. Delays were incurred to reinforce most of the underground roads with crushed rock and to install larger dewatering pumps as a result of additional ground water flowing into the mine. The difficulty in obtaining qualified and experienced miners resulted in greater than expected training costs and has required longer periods of on the job training both of which have delayed the attainment of expected levels of productivity. Also, the majority of the development work for the underground workings did not occur in the high grade zones. Since the start of construction of the San Juan Mine, the Company has improved or replaced twelve domestic wells on property adjacent to the project at a cost of approximately $108,000. Concerns by neighbors over whether the development of the mine is adversely affecting their wells were raised at the bi-annual Nevada County Planning Commission ("Commission") permit review meeting held on December 8, 1995. The Company engaged a hydrologist and presented its report to the Commission on May 23, 1996. The report indicated that the development had affected those twelve wells but that future dewatering activities at the mine should not have an adverse effect on any other adjacent wells. Nevada County has increased the remedial water supply bonds by $135,000 to $189,000 and required that the Company continue to replace or improve any other impacted wells adjacent to the property. On December 19, 1996, the Commission found that the mine was in compliance with its operating permit. No assurance can be given, however, that in the event the future operations of the Mine is determined to adversely affect surrounding neighbors' wells the Commission will allow the Company to continue to address such concerns through replacement wells, additional conditions to San Juan's operating permit, or increases in bonds. During March 1998 a homeowner filed a lawsuit against Siskon alleging the water quality of their well was affected by Siskons operations (see current litigation).

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

With the completion of construction and development activities and attainment of sustained levels of production at the mine in mid-May 1996, the Company commenced the recognition of revenues, production costs, non-cash costs and royalties in operations. During 1996, 145,611 tons of ore were mined producing 9,651 ounces of gold of which 84,034 tons yielding 4,648 ounces of gold have been reflected in operations. In 1997 46,128 tons were mined yielding 3,967 ounces of gold.

In the fourth quarter of 1996, as a result of recent declines in the gold price combined with higher than anticipated operating costs, the Company determined that it may not recover its investment in the San Juan mine over the life of the property and accordingly reduced the carrying value of this property by $10,295,517.

In early May 1997 the Company suspended mining operations at the San Juan Mine and reviewed the feasibility and costs associated with alternative mining plans. The review indicated that 101,460 ounces of reserves are not economically mineable. The reduction in reserves resulted in a reduction in the carrying value of development costs and mineral rights of $5,575,190.

Since the cessation of mining operations, the price of gold has declined to the $290 per ounce level and there is no assurance that gold prices will recover to economically mineable levels or not decline further. The ability to develop and implement any future mining plans, is dependant upon the Company's ability to raise additional capital through equity or debt offerings. The prospects of obtaining additional capital or joint venture partners in the near future is unlikely. Consequently, the Company has decided to put the existing property into a care and maintenance basis. A write down of the carrying value of development costs and mineral properties of $2,074,162 was made.

At December 31, 1997 the carrying value of the San Juan property was reduced from its cost, $2,200,000, to its estimated recoverable value of $659,214, at a write down of $1,540,785. The estimated recoverable value is based on an independent, outside appraisal.

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

The processing plant will be built off-site and the ore will be trucked to the site for processing. The Company is currently evaluating potential mill sites for which environmental permits will have to be obtained. A site located in the City of Adelanto that was purchased in March 1995 has been quit claimed to the sellers.

Based on the results of the PAH study, the Company has begun environmental permitting for the Big Horn property and the major permits are in place. Air quality permits to construct power generation facilities at the mine were issued at the end of March 1995 and water quality permits were issued in June 1995.

During 1997, the price of gold has declined to the $290 per ounce level and there is no assurance that gold prices will recover to economically mineable levels or not decline further. The ability to develop and implement any future mining plans at Big Horn, is dependant upon the Company's ability to raise additional capital through equity or debt offerings. The prospects of obtaining additional capital or joint venture partners in the near future is unlikely.

Consequently, the Company has decided to put Big Horn into a care and maintenance basis. A write down of the carrying value of development costs and mineral properties of $814,602 was made.

As of December 31, 1997, the carrying values of the Big Horn property consisted of land of $365,126.

Other Properties

The Company also owns the following properties: Gold Point consisting of 18 unpatented claims located in Sierra County, California, Gray Eagle consisting of 16 patented claims located in Siskiyou County, California, Argonaut consisting of 15 unpatented claims located in Baker County, Oregon and Iron Creek consisting of 7 patented and 35 unpatented claims located in Lemhi County, Idaho.

The Gold Point Mine was acquired in 1991 and covers approximately 360 acres. Drilling and exploration carried out by previous owners in 1989 indicated a geologic resource of 244,000 tons grading 0.22 ounce per ton of gold.

In October 1995, the Company leased the Humbolt Starlight property to Pegasus Gold Corporation. The lease provided for an annual minimum lease of $6,000 with a 3% NSR royalty up to $262,000, a 2% NSR royalty on the excess up to $1 million and a 1% NSR royalty thereafter. In August 1997, Pegasus Gold Corporation purchased the Property for $40,000.

In October 1995, the Company leased the Iron Creek property to Cominco American Incorporated ("Cominco"). The lease provided for a $15,000 payment at inception and an annual minimum of $12,000 in the first year, increasing $12,000 a year to $60,000 in the fifth through the ninth year and $100,000 thereafter. The lease provided for the greater of a 3% NSR royalty or a 12% NPI royalty. Cominco had an option to purchase two-thirds of the royalty (2% NSR or 9% NPI) for $5 million and has a work commitment for a maximum of $1 million over ten years which is allowable on adjacent properties. Cominco canceled the lease in the second quarter of 1997.

Lease income for 1997 was $8,000 from the Iron Creek property. As of December 31, 1997, the carrying value of the properties amounted to $95,000 attributable to Gold Point. The Company has no present plans to pursue exploration of these properties in 1998.



Other Interests

The Company also owns the following interests: 2% NSR royalty interest in the Siskon Mine located in Siskiyou County, California, a 2.5% NSR royalty interest in the Pine Flats property located in Humboldt County, California and a 0.8% NSR royalty interests in the Mother Lode and Bullfrog properties located in Nye County, Nevada. Oil and gas royalty interests ranging from 3% to 5% located in Ponderosa and Teton Counties, Montana were sold March 14, 1997 for $17,500 in cash. The 1.25% NSR royalty and 600 acres of land in the Aurora/Humbolt West properties were sold in October of 1997 for $100,000, and the 10% NPI royalty interest in the Hilltop property was sold in December 1997 for $10,000.

Royalty income for 1997 was $51,416 from the Aurora and Montana properties which will cease in 1998 reflecting the sale of these properties. As of December 31, 1997 there was no recorded book value for these interests.

Environmental Matters

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

Item 3.  Legal Proceedings.

In May 1997, Joseph Sullivan, a former employee, filed an application with the California State Worker's Compensation Appeals Board alleging that the employer was engaged in "serious or willful misconduct" contributing to the plaintiff's injury. In March of 1995, the plaintiff was injured in a mining accident on the premises of the Company and has been receiving treatment in accordance with California Worker's Compensation laws. The amount of the claim is estimated to be $150,000. If the California State Worker's Compensation Appeals Board should sustain the plaintiff's application, any payments made in connection with the allegations would not be covered by any available insurance. The Company disputes the claim of the plaintiff and intends to vigorously defend itself from the allegations contained in the application.

In March of 1998 attorneys representing homeowner Kathleen Kerrigan, filed a lawsuit in Nevada County Superior court, complaint number 59860, against Siskon alleging the water quality of their well was affected by Siskons operations. The plaintiff has asserted that on or about September 1, 1995 the properties domestic water wells were depleted of water, causing deterioration of the quantity and quality of water available. The plaintiff further asserts that as a result of the impacted well there have been losses due to damage of personal property and general damages. The plaintiff is suing for general and other damages.

Other than the matters discussed herein under "Environmental Matters" and "Legal Proceedings" neither Siskon nor its subsidiary was involved in any legal proceedings, nor is any property of Siskon the subject of any legal proceedings that may have a material impact on the Company.

Item 4. Submission of Matters to a Vote of Security Holders.

None.





                                           PART II

Item 5. Market for Common Equity and related Stockholder Matters.

(a) Comparative Market Prices

Siskon Gold Class A common stock had been listed on the NASDAQ National Market System ("NMS") under the symbol "SISK" from August 26, 1991 to April 18, 1997. Because the Company could not continue to meet the NASDAQ listing criteria as amended in 1996, the Company's Class A Common stock is now quoted on the OTC
Bulletin Board. The following tables set forth the high and low closing sale prices, as reported by the NASDAQ and the OTC Bulletin Board, for Siskon Class A common stock for the quarters indicated. The high and low closing bid quotations shown reflect inter-dealer quotations and do not necessarily represent actual transactions. None of the prices shown reflect retail mark-ups, mark-downs or commissions.

                              Common Stock-Class A
                                                               High        Low

1996    1st Quarter                                           3.75         1.88
        2nd Quarter                                           2.63         1.75
        3rd Quarter                                           2.44         1.50
        4th Quarter                                           2.06         0.69

1997    1st Quarter                                           0.906        0.219
        2nd Quarter                                           0.281        0.045
        3rd Quarter                                           0.45         0.020
        4th Quarter                                           0.125        0.006


(b) Holders

On June 30, 1998, there were 32,194,633 shares of Siskon Class A Common Stock outstanding, held by 2,167 holders of record, 638 shares of Series 1 Class B common stock outstanding, held by 1 shareholder of record and 241 shares of Series A convertible preferred stock held by 1 shareholder of record.

(c) Dividends

Siskon has not paid or declared dividends upon its common stock since its inception and by reason of its anticipated financial requirements, does not contemplate paying any dividends on its Class A common stock in the foreseeable future.

Item 6.  Management's Discussion and Analysis or Plan of Operation

(a) Plan of Operation

The Company's ability to continue regular corporate activities and to continue as a "going concern" over the foreseeable future is dependent upon generating sufficient working capital from selling the Company's assets and raising additional capital through debt or equity offerings, or through a strategic merger with a financial partner. Due to extremely poor ground conditions at the San Juan Mine and low gold prices, mining operations have ceased and the Company is currently reclaiming the property in accordance with the requirements of its operating permits. Due to recent declines in the price of gold, it is unlikely that the Company will be successful in raising additional working capital through debt or equity offerings. The Company is actively engaged in the search for a merger partner, or a joint venture partner for the San Juan Mine and/or Big Horn Mine, but the Company's efforts have not been well received, primarily due to the decline in gold prices and the amount of secured debt encumbering the Company's properties. In addition, the Company has been trying to sell pieces of its mining equipment in an effort to raise working capital. However, the Company has not been successful in selling enough mining equipment at acceptable prices to raise sufficient working capital to continue operations for the long term. Consequently, unless the Company is successful in attracting a merger partner, or otherwise is successful in raising additional working capital, the Company will likely continue to sell its assets to pay its liabilities. While the Company has no current plans to file for protection under the United States Bankruptcy laws, it is conceivable that the Company may do so in the future. However, because the Company's San Juan Mine and Big Horn Mines are pledged as collateral to the Company's secured creditors, it is unlikely that a bankruptcy filing will succeed in preserving these assets because the value of the San Juan Mine and Big Horn Mine is likely to be less than the amount of the secured debt encumbering the properties. Siskon is required to pay certain costs, including property taxes, associated with the San Juan and Big Horn properties in compliance with the terms of the loans to the long term debt holders. Siskon is currently in arrears with respect to the property taxes at the San Juan and Big Horn. There is no assurance Siskon can get current or stay current with respect to the costs associated with the loans and therefore a default notice could be filed by the debt holders. There is no assurance Siskon could cure the default and that could result ultimately in a notice of foreclosure. Siskon will strive to maintain a corporate presence as long as possible in hopes for improved gold prices. The Company owes approximately $9,141,927 as of December 31, 1997, secured by the San Juan Mine and Big Horn Mine. Pursuant to the terms of the loans, all principal and accrued interest will mature on November 15, 1998. The Company currently has insufficient capital to re-pay these loans and is not likely to have the ability to re-pay these loans on the maturity date. Consequently, the Company anticipates that the secured lenders will initiate foreclosure on the properties and the company will likely forfeit its ownership interest in the properties to the secured lenders.

(b) Financial Condition and Results of Operations

Siskon had cash on hand of $69,431 at December 31, 1997.

Cash used by operating activities in 1997 totalled $2,748,428.

Cash used in investing activities during 1997 totalled $1,328,725. During 1997, $24,256 was expended on development costs, $30,906 on equipment. Cash provided from investing activities during 1997 totalled $1,268,864 from the sale of mineral rights, mining equipment, land and note collections and $115,023 returned from bonds.

Cash flows from financing activities during 1997 totalled $676,528. During 1997 $915,874 was received from equipment debt and $370,621 was received from the issuance of convertible debt. During 1997 payments of capital lease obligations and debt amounted to $575,795 and registration and other issuance costs of $34,172.

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

The Company's San Juan Mine and Big Horn Mines are pledged as collateral to the Company's secured creditors, the company has considered filing bankruptcy, however it is unlikely that a bankruptcy filing will succeed in preserving these assets because the value of the San Juan Mine and Big Horn Mine is likely to be less than the amount of the secured debt encumbering the properties. Siskon is required to pay certain costs, including property taxes, associated with the San Juan and Big Horn properties in compliance with the terms of the loans to the long term debt holders. Siskon is currently in arrears with respect to the property taxes at the San Juan and Big Horn. There is no assurance Siskon can get current or stay current with respect to the costs associated with the loans and therefore a default notice could be filed by the debt holders. There is no assurance Siskon could cure the default and that could result ultimately in a notice of foreclosure. For further details to the convertible debt see note 9 to the financial statements.

On October 17, 1996 the Company borrowed $1,150,000 through the issuance of a convertible debenture bearing interest at 8% and a maturity date of October 1, 1998. The principle plus accrued interest may be converted into shares of Class A common stock at a conversion price equal to the lesser of (a) the market price of the common stock on October 17, 1996, or (b) seventy five percent of the market price if the conversion is before January 25, 1997 or seventy percent of the market price if the conversion is after January 24, 1997. The market price for the applicable date is defined as the average closing bid price of the common stock for five days preceding that date. The Company issued the convertible debentures in reliance upon an exemption from the registration provisions of the Securities Act of 1933, as amended, provided for in Regulation S promulgated thereunder. During 1996, $200,000 of principle was converted into 303,576 shares of Class A common stock. During 1997 the remaining principle of $959,000 and accrued interest was converted into 5,301,289 shares of Class A common stock.

On November 18, 1996, the Company borrowed $500,000 through the issuance of convertible debt bearing interest at 8% and a maturity date of January 1, 2000. Principal, plus accrued interest, may be converted into shares of Series A convertible preferred stock at a conversion price of $1,000 per share. One third of these debentures are convertible into shares of Class A common stock after January 24, 1997, one third after February 13, 1997 and the remaining one third after March 5, 1997. The number of shares of Class A common stock issuable upon the conversion of the Series A convertible preferred stock is determined by dividing the number 1,000 by seventy five percent of the average bid price of the Class A common stock over a ten day trading period immediately preceding the conversion date. The debenture may be prepaid, without penalty, anytime after one hundred eighty days from the date of issue. Likewise, the Series A cumulative preferred stock may be redeemed by the Company at its liquidation value of $1,000 per share, plus accrued dividends. Dividends on the Series A cumulative preferred stock accrue at eight percent per annum and are cumulative. At maturity, any remaining debentures or preferred stock automatically convert into shares of Class A common stock at the conversion price set forth above. So long as any debenture or any share of Series A cumulative preferred stock remains outstanding, the holder may not, directly or indirectly, initiate or maintain any short position in the securities of the Company. The Company agreed to issue this series of debentures in reliance upon an exemption from the registration provisions of the Securities Act of 1933, as amended, provided for in Regulation S promulgated thereunder. On March 7, 1997 all of the debentures and accrued interest amounting to $511,111 were converted to 512 shares of Series A convertible preferred stock and during 1997 241 shares of the preferred stock thus issued were converted into 4,700,796 shares of Class A common stock.

On February 18, 1997 the Company issued convertible notes for $450,000 with interest at 8%, due February 1, 1999. The Company issued the convertible debentures in reliance upon an exemption from the registration provisions of the Securities Act of 1933, as amended, provided for in Regulation S promulgated thereunder. The debentures were offered and sold in an "offshore" transaction to qualified persons who were not "U.S. Persons," as defined in Regulation S. At the option of the holder, the principle and accrued interest may be converted into shares of the Company's Class A common stock after forty five days from the date of issuance at a conversion price equal to the lesser of seventy five percent of the market price of the common stock on February 18, 1997 or on the date of conversion. The market price for the applicable date is defined as the average closing bid price of the common stock for five days preceding that date. During 1997 the notes in the amount of $450,000 and accrued interest were converted into 10,267,786 shares of Class A Common Stock.

Siskon incurred a net loss of $17,617,187 for 1997.

Commencing in mid-May 1996, revenues, production costs, non-cash costs and royalties at the San Juan Mine were reflected in operations. During 1995 production costs were capitalized as the Company's operations were in the development stage and gold revenues received were credited against capitalized costs. During 1997 revenues of $1,204,475 resulted from 3,483 ounces of fine gold at an average price of $345 per ounce. Production costs, non-cash costs and royalty expense totalled $1,800,618, $648,020 and $23,694 respectively.

In the fourth quarter of 1996, as a result of recent declines in the gold price and higher than expected operating costs, the Company determined that it may not recover its investment in the San Juan Mine over the life of the property and accordingly reduced the carrying value of the property by $10,295,517. In early May, 1997 the Company suspended mining operations at the San Juan Mine and reviewed the feasibility and costs associated with alternative mining plans. The review indicated that 101,460 ounces of reserves are not economically mineable. The reduction in reserves resulted in a reduction in the carrying value of development costs and mineral rights of $5,575,190.

Since the cessation of mining operations, the price of gold has declined to the $290 per ounce level and there is no assurance that gold prices will recover to economically mineable levels or not decline further. The ability to develop and implement any future mining plans, is dependant upon the Company's ability to raise additional capital through equity or debt offerings. The prospects of obtaining additional capital or joint venture partners in the near future is unlikely. Consequently, the Company has decided to put its existing properties into a care and maintenance basis. A write down of the carrying value of development costs and mineral properties of $2,888,764 was made. In November 1997 the Company entered into a contract with an equipment liquidation company who have guaranteed to sell the mobile mining equipment. Based on current estimates of the plant and equipment a write down of the carrying value of plant and equipment to net realizable value of $3,174,396 was made.

In August 1997, the Company received $40,000 cash for the sale of timber on the Gray Eagle property. In July 1996, the Company sold for $450,000 cash the merchantable timber on the San Juan property which must be harvested in three years.

The note receivable collateralized by the Comstock property amounting to $275,326 was in default. In September 1997, the Company agreed to discount the note and received $100,000.

General and administrative expenses were $1,625,537 for 1997. The increase is primarily due to compensation expenses relating to termination of employment contracts.

Exploration costs were $118,059 for 1997. Related to legal costs on the Gray Eagle property.

The loss on sale of property and equipment was $241,008 during 1997.

Interest and miscellaneous income was $47,233 for 1997 reflecting lower cash balances during 1997.

Interest expense in 1997 amounted to $1,332,240. The increase in expense is primarily due to $352,171 capitalized in the first quarter of 1996.

The Company believes that its business and operations were not materially affected by inflation during 1997 and 1996.

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

On May 12, 1998, the registrant engaged Lund & McSweeney as its independent accountants as a result of the resignation of Coopers & Lybrand, LLP. The engagement was approved by the Company's Board of Directors. During the registrants' two most recent fiscal years and subsequent period, there were no disagreements on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

                                           PART III


Item 9. Directors, Executive Officers, Promoters and Control Persons; compliance with Section 16(a) of the Exchange Act of the Registrant

There are three members of the Board of Directors. On March 31, 1997, Charles A. Snead, Jr. resigned, on April 7, 1997 the Board elected David A. Lawler to the board, and on August 15, 1997 Michael K. Epstein resigned.

The following table sets forth the persons on the Board of Directors.

DIRECTOR                                       AGE              DIRECTOR SINCE
Timothy A. Callaway                            46                   1990
Scott E. Bartel                                41                   1993
David A. Lawler                                47                   1997

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

The following table sets forth certain information with respect to the Executive Officers of Siskon.


NAME                     POSITIONS WITH SISKON     AGE        OFFICE HELD SINCE
Timothy A. Callaway      President                  46               1990
                         Chief Executive Officer
                         Chairman of the Board
                         of Directors

Executive Officers are elected annually by the Board of Directors and serve at the pleasure of the Board. There is no family relationship between any of the Officers or Directors. For the background for Mr. Callaway, see "Background of Directors" above.

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

Based solely on a review of the copies of such forms furnished to Siskon, or written representations that such filings were not required, Siskon believes that, during the calendar year 1997, all Section 16(a) filing requirements applicable to its Directors, Officers, and shareholders of more than 10% of Siskon Class A common stock were complied with.

Item 10.  Executive Compensation

Executive Compensation

The following table sets forth the aggregate cash compensation paid for the past three years for services of Timothy A. Callaway. No other executive officers of Siskon received total compensation in 1997 in an amount exceeding $100,000.



                                          SUMMARY COMPENSATION TABLE


                                                                              Long Term Compensation
                                 Annual Compensation            Awards             Payouts
                                 -------------------            ------            ----------
                                                  Other
                                                 Annual        Restricted    Securities
                                                Compensa-         Stock      Underlying       LTIP       All Other
Name and Principal                                tion          Award(s)      Options       Payouts      Compensa-
Position            Year     Salary    Bonus        ($)             ($)        (#)            ($)          tion
Timothy A. Callaway1997    $969,715(1)                              $0             0            $0             $0
CEO, President and 1996    $227,935    $4,320   $10,000(2)          $0             0            $0             $0
Chairman of the    1995    $208,705         0   $10,000(2)          $0             0            $0             $0
Board


    (1)   Reflects severance costs of $791,000.
    (2) Represents $10,000 worth of shares of Class A common stock earned for serving as a director.

Employment Agreements

Mr. Callaway serves as President, Chief Executive Officer, and Chairman of the Board of Directors. Mr. Callaway's Employment Agreement dated October 8, 1991 and amended on February 12, 1993 provides for compensation equal to $150,000 per year, subject to annual cost of living increases equal to 7% of base salary until December 31, 1995, and thereafter to be reviewed by the Board of Directors. The term of Mr. Callaway's Employment Agreement is unstated and may be terminated upon 60 days' notice by Mr. Callaway or by Siskon with or without cause. In the event Mr. Callaway is terminated by Siskon without cause, Mr. Callaway is entitled to receive severance pay equal to four years of his annual salary. In addition, the Employment Agreement provides that in the event Mr. Callaway is terminated other than "for cause" within six months of a change of control, Mr. Callaway shall be paid an amount equal to five years of his annual salary. Further, if, within two years of a change of control, Mr. Callaway determines, in his sole discretion, that the policies and procedures of the Board of Directors are unacceptable, upon Mr. Callaway's resignation, Mr. Callaway shall be paid an amount equal to his annual salary. The phrase "change of control" is defined to include (i) the issuance of 33% or more of the outstanding securities to any individual, firm, partnership, or entity, (ii) the issuance of 33% or more of the outstanding securities in connection with a merger, (iii) the acquisition of Siskon in a merger or other business combination, or (iv) the sale or transfer of 50% or more of Siskon's assets or earning power. Mr. Callaway's agreement was terminated August 15, 1997 and Mr. Callaway was paid a discounted amount of $791,000 as severance, versus $816,000 pursuant to the contract.

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

During 1997 no options were granted.

In 1997 Mr. Callaway's options expired and he held no options at the end of the year.


Item 11.  Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of June 30, 1998, certain information with respect to the beneficial ownership of shares of Siskon Class A and Series 1 Class B common stock by all shareholders known by Siskon to be the beneficial owners of more than five percent of the outstanding shares of such common stock, all Directors and Executive Officers of Siskon individually, and all Directors and all Executive Officers of Siskon as a group. As of June 30, 1998, there were 32,194,633 shares of Class A common stock, 638 shares of Series 1 Class B common stock outstanding.

                                         No. of Shares
Name                                 Common Stock(1)                 Percent

                                    Class A Common Stock(1)
                                    ------------------------
Carl Seaman                             1,685,569(2)                   5.05%
12 The Poplars
Roslyn, NY

Linda T. Seaman                         1,669,324(3)                   5.07%
12 The Poplars
Roslyn, NY

Vengold, Inc.                           1,409,960(4)                   4.22%
200 Burrard Street, Suite 1788
Vancouver, Canada

Income Partnership of America, LTD     20,158,518(5)                  38.51%
35 Levery Street
Birmingham, England

Timothy C. Callaway, President              98,835                        *
Chief Executive Officer and
Chairman of the Board

Scott E. Bartel, Director                    6,000(6)                     *

David A. Lawler                                300                        *

All Directors and Executive Officers       105,135(7)                     *
as a group (3 persons)

                                Series 1 Class B Common Stock(1)

Charles D. Snead, Jr.                          638                   100.0%

Footnotes To Table

*   Less than one percent.

(1) Except as indicated in the footnotes to this table, the persons named in the table have sole voting and investment power with respect to all shares of Siskon Class A or Series 1 Class B common stock shown as beneficially owned by them, subject to community property laws where applicable.

(2) Carl Seaman and Linda Seaman are husband and wife. Mr. and Mrs. Seaman own $4.2 million of convertible note which is due November 15, 1998. The note is convertible into Class A common stock at $1.75 per share. Interest on the note through November 15, 1997, is paid annually in Class A common stock at $3.50 per share. Interest on the note through November 15, 1997, is paid annually in Class A common stock at $2.56 per share. Mr. Seaman also owns a $500,000 convertible note which is due November 15,

          1998. The note is convertible into Class A common stock at $1.75 per share. Interest on the convertible note through November 15, 1997, is paid annually in Class A common stock at $1.75 per share. Mr. Seaman has the right to convert $500,000 of the existing convertible debt into Class A common stock as well. Jordan Seaman and Dana Manning, the Seaman's children, each own a $345,998 note which is convertible into Class A common stock and the shares underlying the notes held by the Seamans' children have not been attributed to Mr. Seaman. As reported on Schedule 13D filed with the SEC, Mr. and Mrs. Seaman each have an independent right to convert up to one-half of the convertible portion of the note into Class A common stock. SEC Rule 13d-3(d) states that beneficial ownership includes all shares which the beneficial owner has the right to acquire within 60 days. Consequently, the amount shown for Mr. Seaman includes 1,197,560 shares of Class A common stock, the amount which he would have the right to acquire pursuant to such conversion including accrued interest through June 30, 1998. The amount shown for Mr. Seaman also includes 73,666 shares of Class A common stock owned by Carl & Associates, a general partnership of which Mr. Seaman owns an 80% equity interest and the remaining 20% interest is owned by his children. Mr. Seaman disclaims beneficial ownership of the 14,733 shares of Class A common stock attributed to the 20% interest in Carl & Associates. The amount shown does not include (a) 722,648 shares of Class A common stock which Linda Seaman has the right to acquire pursuant to the conversion of the note, or
          (b) 946,676 shares of Class A common stock owned by Linda Seaman, the beneficial ownership of which is disclaimed by Mr. Seaman.

(3) The amount shown for Mrs. Seaman includes 722,648 shares of Class A common stock which she has the right to acquired pursuant to the conversion right described in footnote (2) including accrued interest through March 17, 1997. The amount shown does not include any of the shares shown as beneficially owned by Carl Seaman, the beneficial ownership of which is disclaimed by Mrs. Seaman.

(4) Vengold Inc. owns a $3 million convertible note which is due November 15, 1998, which is convertible into Class A common stock at $2.56 per share. Interest on the convertible note through November 15, 1997, is paid quarterly in Class A common stock at $2.56 per share. SEC Rule 13d-3(d) states that beneficial ownership includes all shares which the beneficial owner has the right to acquire within 60 days. Consequently, the amount shown for Vengold includes 1,249,106 shares of Class A common stock, the amount which Vengold would have the right to acquire pursuant to such conversion including accrued interest through June 30, 1998.

(5) Income Partnership of America, LTD owns 241 shares of Series A convertible preferred stock which is convertible into Class A common stock at 75% of the average market price for the ten days prior to conversion. The shares shown reflect the conversion at the current market price of $0.018 per share.

(6)       Includes options to purchase 6,000 shares of Class A common stock.

(7)       Includes options to purchase 6,000 shares of Class A common stock.

Item 12.  Certain Relationships and Related Transactions

On November 15, 1995, Siskon completed a private placement with Vengold Inc. Siskon received $5 million from the private placement which is comprised of $2 million for 39,062.5 shares of Siskon's Series 2 Class B common stock, $3 million principal convertible debt, warrants to purchase 2 million shares of Class A common stock at $3.50 which expired on December 31, 1996 and warrants to purchase an additional 2 million shares of Class A shares at $4.00 which expired on November 15, 1997. The Series 2 Class B shares convert at the rate of 20 shares of Class A shares for each Series 2 Class B share. The $2 million Series 2 Class B shares equates to $2.56 per Class A share. The Series 2 Class B shares have the same rights as the Class A shares except that the Series 2 Class B shareholders have the right to elect two Directors to the Board of Directors. A Budget Committee of the Board was formed to approve project budgets for the expenditure of the $5 million. The Committee was comprised of three Directors, two of which can be appointed by the Series 2 Class B shareholders.

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

On May 17, 1996, Siskon borrowed $500,000 from Carl Seaman which is collateralized by the San Juan and Big Horn mines, is due November 15, 1998, and bears interest at ten percent with the principal and interest convertible into Class A common stock at $1.75 per share. In connection with the loan, Mr. Seaman was granted the right to convert $500,000 of the Seaman's existing convertible debt into Class A common stock at $1.75 per share as well. If a private placement is completed prior to November 15, 1998, at a price below $1.75 per share, Mr. Seaman would have the right to change the conversion price of his new note to the same as that under the private placement.

Mr. Snead, a prior director, was paid $4,875 in 1997 and $47,950 in 1996 for financial and permitting services provided to Siskon pursuant to his consulting agreement. Mr. Snead's Contract for Services provides for monthly consulting fees equal to a minimum of $5,000 per month and the stock compensation paid to other non-employee Directors. The Contract for Services expired July 1, 1996. Pursuant to Mr. Snead's original agreement, Mr. Snead purchased 1,000 shares of Series 1 Class B common stock at $1.00 per share. Each share of Series 1 Class B common stock is convertible into 100 shares of Class A common stock for every $25,000 raised in equity or debt financing by, and certain property ventures, acquisitions and leases entered into by Siskon for a period of two years, and attributed to Mr. Snead's actual level of involvement or contribution as determined by the Board of Directors ("Vesting Event"). The Series 1 Class B common stock, however, is subject to repurchase rights by Siskon at $1.00 per share upon a Vesting Event or upon termination of the Contract for Services. In the event Siskon exercises its right to repurchase the Series 1 Class B common stock, Mr. Snead will have the right to receive a percentage of the equity or debt financing proceeds raised by Siskon and attributed to Mr. Snead. The percentages range from 7% of the first $1 million to 3% of $5 million or more raised by Siskon. The shares expired on July 1, 1998.

Mr. Bartel, a director of Siskon, is a shareholder of Bartel Eng Linn & Schroder which was paid $101,433 in 1997 and $188,749 in 1996 for legal services provided to Siskon.

David A. Lawler, a director of the Company, is a principal of Lawler and Associates which was paid $20,247 in 1997 for geological services provided to Siskon.

Item 13. Exhibits and Reports on Form 8-K

(a)                              Exhibits

   3.1 Amended and Restarted Articles of Incorporation of Siskon Gold Corporation (1)
   3.2    Bylaws of Siskon Gold Corporation (1)
   4.1    Form of 8% Convertible Debenture due February 1, 1999 (10)
   4.2    Certificate of Determination for Series A Cumulative Preferred Stock
   4.3    Form of 8% Convertible Debenture due January 1, 2000
  10.8    Siskon Gold Stock Option Plan (2)
          (a)  Amendment to the Siskon Gold Stock Option Plan (1)
  10.9    Consulting Agreement with Charles D. Snead, Jr. (3)
  10.10   Employment Agreement with Timothy A. Callaway (3)
  10.16   Placement Agent Agreement (4)
  10.17   Unit Purchase Agreement (4)
  10.18   Stock, Note and Warrant Purchase Agreement, dated November 15, 1995(5)
  10.19   Standstill Agreement, dated November 15, 1995 (5)
  10.20   Convertible Note with SJ Gold Holdings Inc., dated November 15,
           1995 (5)
  10.21   Debt Conversion and Modification Agreement, dated November 15, 1995(5)
  10.22 Amended and Restated Convertible Note with Carl and Linda Seaman, dated November 15, 1995 (5)
  10.23 Amended and Restated Convertible Note with Jordan Seaman, dated November 15, 1995 (5)
  10.24 Amended and Restated Convertible Note with Dana Manning, dated November 15, 1995 (5)
  10.25   Mine services agreement with the Doe Run Company, dated March 15,
           1996 (7)
  10.26   Timber sales agreement (8)
  10.27   Convertible note agreement - Cygni S.A. (9)
  10.28   Convertible note agreement - Carl Seaman
  16.1    Letter on Changes in Certifying Accountants (6)
  21.1    List of Subsidiaries
  23.1    Consent of Lund & McSweeney, Certified Public Accountants

  (1)     Incorporated by reference to the Company's registration statement
            S-3 filed on December 20, 1993 (File No. 33-73066)
  (2) Incorporated by reference to the Company's Form 10-K for the year ended December 31, 1991
  (3) Incorporated by reference to the Company's Form 10-KSB for the year ended December 31, 1992, as amended on Form 8 on April 30, 1993 and on Form 10-KSB/A on June 1, 1993 (which conformed the Form 10-K to a Form 10-KSB)
  (4) Incorporated by reference to the Company's Form 10-KSB for the year ended December 31, 1994 (5) Incorporated by reference to the Company's Form 10-QSB for the quarterly period ended September 30, 1995 as amended on form 10-QSB/A No. 1 on November 24, 1995
  (6) Incorporated by reference to the Company's Form 8-K for October 20, 1994 and filed on October 26, 1994
  (7) Incorporated by reference to the Company's Form 10-KSB for the year ended December 31, 1996.
  (8) Incorporated by reference to the Company's Form 10-QSB for the quarterly period ended June 30, 1996.
  (9) Incorporated by reference to the Company's Form 10-QSB for the quarterly period ended September 30, 1996.
 (10) Incorporated by reference to the Company's Form 8-K for February 21, 1997 and filed on February 28, 1997
 (11) Incorporated by reference to the Company's Form 10-KSB for the year ended December 31, 1997.

 (12) Incorporated by reference to the Company's Form 10-QSB for the quarterly period ended June 30, 1997.
 (13) Incorporated by reference to the Company's Form 10-QSB for the quarterly period ended September 30, 1997.

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


                                                 SISKON GOLD CORPORATION

Dated October 23, 1998                  /s/Timothy A. Callaway
                                        ---------------------------------------
                                        Timothy A. Callaway, President, CEO and
                                          Chairman of the Board
                                          (Principal Executive Officer and
                                           Financial and Accounting Officer)



In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



/s/Timothy A. Callaway                          Dated         October 23, 1998
Timothy A. Callaway, Director

/s/David A. Lawler                              Dated         October 23, 1998
David A. Lawler, Director

/s/Scott E. Bartel                              Dated          October 23, 1998
Scott E. Bartel, Director

                                          SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             SISKON GOLD CORPORATION

Dated October ___, 1998
                                        ---------------------------------------
                                        Timothy A. Callaway, President, CEO and
                                              Chairman of the Board
                                             (Principal Executive Officer and
                                              Financial and Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.




Timothy A. Callaway, Director                 Dated         October     , 1998


David A. Lawler, Director                     Dated         October     , 1998


Scott E. Bartel, Director                     Dated         October     , 1998

                              FINANCIAL STATEMENTS

                              FORM 10-KSB - ITEM 7

                     SISKON GOLD CORPORATION AND SUBSIDIARY

                          LIST OF FINANCIAL STATEMENTS


The following consolidated financial statements of the Company are included in response to Item 7:


Independent Auditors' Report -
        Lund & McSweeney, Certified Public Accountants.......................23

Consolidated Balance Sheet -
        December 31, 1997....................................................24

Consolidated Statement of Operations -
        Year Ended December 31, 1997.........................................25

Consolidated Statements of Cash Flows -
        Years Ended December 31, 1997 and 1996...............................26

Consolidated Statements of Shareholders' Equity -
        Years Ended December 31, 1997 and 1996...............................27

Notes to Consolidated Financial Statements...................................28

                         [NOTE - SUBSTITUTE ORIGINAL SIGNATURE PAGE]





                              REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors and Shareholders of Siskon Gold Corporation and Subsidiary
Grass Valley, California

We have audited the accompanying consolidated balance sheets of Siskon Gold Corporation and Subsidiary (the Company) as of December 31, 1997, and the related consolidated statements of operations, shareholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The consolidated statement of operation, shareholders equity and cash flows for the year ended December 31, 1996 were audited by others whose report dated March 12, 1997 expressed an unqualified opinion on those statements with an explanation paragraph describing conditions relating to a possible violations of the Clean Air Act.

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

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of Siskon Gold Corporation and Subsidiary as of December 31, 1997, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 16 to the financial statements, the Company has ceased all mining activity, written down its property plant and equipment to net realizable value, liquidated its operating equipment, moved its corporate office and defaulted on two significant long term notes payable.

As described in Note 14 to the consolidated financial statements, an action has been brought against the Company on March 11, 1997, alleging violations of the Clean Water Act at one of the Company's mine sites the outcome of which is uncertain at this time, Accordingly, no provision for any liability that may result from this case has been made in the financial statements.



LUND AND McSWEENEY, CERTIFIED PUBLIC ACCOUNTANTS
Grass Valley, California
October 7, 1998

SISKON GOLD CORPORATION AND SUBSIDIARY

CONSOLIDATED BALANCE SHEET
               ----------------------------------------------------------
DECEMBER 31, 1997


                                                               1997
ASSETS

CURRENT ASSETS
Cash and cash equivalents                              $      69,431
Accounts receivable                                           45,239
Inventories                                                        -
Prepaid expenses and other                                   102,838
                                                      --------------

   Total Current Assets                                      217,508

NOTES RECEIVABLE                                                   -

PROPERTY, PLANT AND EQUIPMENT,  net                        1,969,447

OTHER ASSETS                                                 180,919
                                                      --------------

TOTAL ASSETS                                           $   2,367,874
                                                      ===============

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued liabilities               $     218,852
Current portion of long-term debt                         10,177,992
                                                      --------------
         ($9,147,927 in 1997 to related parties)
   Total Current Liabilities                              10,396,844

LONG TERM DEBT                                                14,289

OTHER LIABILITIES                                            126,582
                                                      --------------

  Total Liabilities                                       10,537,715
                                                      --------------

COMMITMENTS AND CONTINGENCIES (Note 16)

SHAREHOLDERS' EQUITY (DEFICIT)
Capital Stock
   Preferred stock, $.001 par value; issued and outstanding:
      Convertible Series A: 241 in 1997                           1
   Common stock, $.001 par value; issued and outstanding:
      Class A: 32,261,289 in 1997                            30,792
      Convertible Class B Series 1: 638 in 1997                   1
Additional paid-in capital                               56,170,715
Stock subscription receivable                              (344,803)
Accumulated deficit                                     (64,026,547)
                                                      --------------

   Total Shareholders' Equity (Deficit)                  (8,169,841)
                                                     --------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)  $   2,367,874
                                                     ==============


See notes to consolidated financial statements.

SISKON GOLD CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE YEAR ENDED DECEMBER 31, 1997
  --------------------------------------------------------------------

                                                             1997
REVENUES
Gold sales                                          $   1,204,475
Timber sales                                               40,000
Royalties and leases                                       59,416
                                                   --------------

   Total Revenues                                       1,303,891
                                                   --------------

OPERATING EXPENSES
Production                                              1,800,618
Depreciation, depletion and amortization                  648,020
Mineral property impairment loss                       13,179,135
General and administrative                              1,625,537
Royalties                                                  23,694
Exploration costs                                         118,059
                                                   --------------

   Total Operating Expenses                            17,395,063
                                                   --------------

OPERATING LOSS                                        (16,091,172)
                                                   --------------

OTHER EXPENSE
Loss on sale of mineral rights and equipment             (241,008)
Interest expense                                       (1,332,240)
Interest and other income                                  47,233
                                                    --------------

    Total Other Expense                                (1,526,015)
                                                    --------------


NET LOSS                                            $ (17,617,187)
                                                    ==============


NET LOSS PER SHARE                                          $(0.73)
                                                    ==============

WEIGHTED AVERAGE NUMBER OF SHARES                       24,234,855
                                                    ==============



See notes to consolidated financial statements.

SISKON GOLD CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996
---------------------------------------------------------------------------


                                                      1997           1996

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                          $ (17,617,187)  $ (14,394,185)
Adjustments to reconcile net loss to net
    cash used in operating activities
Mineral property impairment loss                     13,179,135      10,295,517
Issuance of common stock for services                         -          50,000
Issuance of common stock for interest                    73,973         489,155
Discount on price of stock underlying convertible
 debt                                                   282,923         490,647
Accrued interest on convertible debt                    804,112               -
Depreciation, depletion and amortization                648,020         794,371
Loss on sale of mineral rights and equipment            241,008          33,315
Accrued interest payable (receivable)                   (17,991)          2,012
Increase in accounts receivable                         (41,306)         (4,331)
Decrease in inventories                                 230,875           9,730
Increase (decrease) in prepaid expenses                  97,172          (5,127)
(Decrease) increase in accounts payable and
 accrued liabilities                                   (554,454)         54,193
Decrease in accrued reclamation costs                   (74,608)              -
                                                    ------------     -----------

Net cash used in operating activities                (2,748,428)     (2,184,703)
                                                    ------------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES

Sale of mineral rights and equipment                    834,972         303,370
Proceeds from sale of land                               63,180               -
Collections on notes receivable                         370,712           1,078
Purchase of equipment                                   (30,906)       (510,949)
Purchase and additions to land                                -          (5,934)
Deferred development costs                              (24,256)     (2,149,827)
Decrease (Increase) in reclamation bonds                115,023        (186,342)
                                                     ------------   ------------


Net cash used in investing activities                 1,328,725      (2,548,604)
                                                     ------------   ------------


CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from equipment debt                            915,874               -
Proceeds from issuance of convertible debt, net
of financing costs                                      370,621       1,926,059
Payments of obligations under capital leases                  -         (48,964)
Payments of equipment debt                             (504,718)       (501,232)
Payment of land notes payable                           (71,077)        (15,235)
Registration and other issuance costs                   (34,172)        (65,747)
                                                      ------------    ----------

Net cash provided by financing activities               676,528       1,294,881
                                                      ------------    ----------


(DECREASE) INCREASE IN CASH                            (743,175)     (3,438,426)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR          812,606       4,251,032
                                                       -----------   -----------


CASH AND CASH EQUIVALENTS AT END OF YEAR              $  69,431     $   812,606
                                                     =============  ============


Supplemental cash flow disclosure (Note 12) See notes to consolidated financial statements.

SISKON GOLD CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996
-----------------------------------------------------------


                                 Common Stock                      Additional    Stock          Accumulated      Total
                                                                   Paid-In       Subscription   Deficit
                                                                   Capital       Receivable
                ------------------------------------------------
                  Class A   Series 2  Class B  Series A   Amount
                  Shares     Shares   Shares   Preferred

Balance -
December 31,
1995             10,562,544  39,063    638          -     $10,602   $52,690,024   ($317,841)    ($32,015,175)    $20,367,610

Shares issued
 for:
Services             18,850                                   19         49,981                                       50,000
Convertible debt    303,577                                  304        247,391                                     24 7,695
Interest            323,441                                  323        808,984                                      809,307
Conversion of
 Series 2 shares           (39,063)                          742        (65,747)                                     (65,005)
                    781,250
Accrued interest                                                                    (8,971)                           (8,971)
Net loss                                                                                         (14,394,185)    (14,394,185)
                  -------- --------- --------  --------  --------- --------------  ------------ --------------  ------------

Balance -
December 31,
1996            11,989,662           -   638         -   11,990      53,730,633   (326,812)      (46,409,360)      7,006,451


Shares issued
 for:
Convertible
 debt          15,569,114                          512   14,101      2,434,166                                     2,448,267
Interest            1,717                                     2         10,617                                        10,619
Conversion of
 Series A
  shares        4,700,796                         (271)   4,701         (4,701)                                            -

Accrued interest                                                                   (17,991)                          (17,991)
Net loss                                                                                          (17,617,187)   (17,617,187)
                -------- --------  ----------  ------- ----------  -------------  -------------  -------------  ------------

Balance -
December 31,
1997           32,261,289     -        638        241  $30,794    $56,170,715    ($344,803)       ($64,026,547)  ($8,169,841)
               ========== =====   ===========  ======= ========   =============  =============    =============  ===========



See notes to consolidated financial statements.

SISKON GOLD CORPORATION AND SUBSIDIARY


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  ------------------------------------------------------------------------

1.      NATURE OF OPERATIONS

        Siskon Gold Corporation and subsidiary (the Company) is engaged in the business of exploring, developing and mining precious mineral properties, principally gold. Gold dore', the Company's principle product, is produced and sold in the United States. At December 31, 1997, the Company owned interests in various mineral properties located in the Western United States. The Company's operations are conducted in one business segment being that of mineral resource exploration, development and production.

        In early May the Company suspended mining operations at the San Juan Mine and reviewed the feasibility and costs associated with alternative mining plans. The review indicated that 101,460 ounces of reserves are not economically mineable. The reduction in reserves resulted in a reduction in the carrying value of development costs and mineral rights of $5,575,190.

        At December 31, 1997 the Company reduced the carrying value of its San Juan property from $2,200,000, its cost, to the estimated recoverable value of $659,214. The basis of the estimated recoverable value is an outside, independent appraisal.

        Since the cessation of mining operations, the price of gold has declined to the $290 per ounce level and there is no assurance that gold prices will recover to economically mineable levels or not decline further. The ability to develop and implement any future mining plans, is dependant upon the Company's ability to raise additional capital through equity or debt offerings. The prospects of obtaining additional capital or joint venture partners in the near future is unlikely. Consequently, the Company has decided to put its existing properties into a care and maintenance basis. A write down of the carrying value of the development costs and mineral rights of $2,888,764 was made. In November the Company entered into a contract with an equipment liquidation company who have guaranteed to sell the mobile mining equipment for $1,027,200 and have loaned the company $915,874 at 8.6% secured by the equipment and payable from the proceeds from the sale of the equipment. Based on current estimates of the plant and equipment a write down of the carrying value of plant and equipment to net realizable value of $3,174,396 was made. After the reduction, the carrying value of plant and equipment amounted to $850,106 at December 31, 1997. The Company's ability to continue corporate activities and to fund the acquisition, exploration and development of these mineral properties over the foreseeable future is dependant upon generating sufficient working capital from sales of timber, reducing overhead costs, sales of royalty interests and raising additional capital through equity or debt offerings. No assurance can be given that these activities will generate sufficient working capital, or that the Company will remain in operation for the next twelve months.


2.      SIGNIFICANT ACCOUNTING POLICIES

        Basis of consolidation - The consolidated financial statements include the accounts of the Company and its 99% owned Mexican subsidiary SISKOMEX, S.A. de C.V. All significant intercompany accounts and transactions have been eliminated.

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

        Cash and cash equivalents - Cash and cash equivalents consist of cash.

        Revenue recognition - Revenue from gold production is recognized when the finished product is poured based upon estimated weights and assays at current market prices.

        Inventories - Inventories of materials and supplies are carried at the lower of average costs or estimated net realizable value. Inventories of gold dore bars are carried at net realizable value.

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

        Long-lived assets and certain identifiable intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, and, if deemed impaired, measurement and recording of an impairment loss are based on the fair value of the asset which generally is computed using discounted cash flows. See note 4 for the impairment losses recognized at December 31, 1997 and 1996.

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

        Reclamation costs - Reclamation costs are estimated and accrued on an undiscounted basis over the productive life of properties using the units-of-production method, based on ounces recovered. Remediation liabilities are expensed immediately when the liability is probable and estimable. Based on current environmental regulations and known reclamation requirements, management has included its best estimates of these obligations in its reclamation accruals. However, it is reasonably possible that the Company's estimates of its ultimate reclamation liabilities could change as a result of changes in regulations or cost estimates.

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

        Loss per share is calculated based on the weighted average Class A common shares outstanding during 1997. Common stock equivalents, mainly series 2 Class B common stock and convertible debt and stock options and warrants, are not included in the calculation of weighted average shares outstanding as they are anti-dilutive.



3.      PREPAID EXPENSES AND OTHER

        Prepaid expenses and other at December 31 were as follows:       1997

        Deferred financing costs                                   $    67,743
        Discount on price of stock underlying convertible debt               -
        Property taxes, insurance and other                             35,095
                                                                  ------------

                                                                 $     102,838
                                                                 =============


4.      PROPERTY, PLANT AND EQUIPMENT

        Property, plant and equipment at December 31 were as
         follows:                                                       1997


        Property acquisition and development costs

            San Juan                                            $    2,200,000
            Big Horn                                                   365,126
            Gold Point                                                  95,000
        Mining equipment                                             3,816,564
        Plant                                                        1,303,386
        Office equipment, furniture  and vehicles                      108,937
                                                                --------------

                                                                     7,889,013

        Less: accumulated depletion, depreciation and
         amortization                                                3,521,114
                mineral property impairment loss                     2,398,452
                                                                --------------

                                                                $    1,969,447
                                                                ==============

        In early May the Company suspended mining operations at the San Juan Mine and reviewed the feasibility and costs associated with alternative mining plans. The review indicated that 101,460 ounces of reserves are not economically mineable. The reduction in reserves resulted in a reduction in the carrying value of development costs and mineral rights of $5,575,190.

        Since the cessation of mining operations, the price of gold has declined to the $290 per ounce level and there is no assurance that gold prices will recover to economically mineable levels or not decline further. The ability to develop and implement any future mining plans, is dependant upon the Company's ability to raise additional capital through equity or debt offerings. The prospects of obtaining additional capital or joint venture partners in the near future is unlikely. Consequently, the Company has decided to put its existing properties into a care and maintenance basis. A write down of the carrying value of development costs and mineral properties of $2,888,764 was made. In November 1997 the Company entered into a contract with an equipment liquidation company who have guaranteed to sell the mobile mining equipment for $1,027,200 and have loaned the company $907,000 at 8.6% secured by the equipment and payable from the proceeds from the sale of the equipment. Based on current estimates of the plant and equipment a write down of the carrying value of plant and equipment to net realizable value of $3,174,396 was made. After the reduction, the carrying value of plant and equipment amounted to $850,106 at December 31, 1997. In April 1998 proceeds from the sale of equipment were $1,196,576.

        In the fourth quarter of 1996, as a result of recent declines in the gold price combined with higher than anticipated operating costs, the Company determined that it may not recover its investment in the San Juan mine over the life of the property and accordingly reduced the carrying value of this property by $10,295,517 based on the Company's estimate of its fair value. The fair value was determined based on the estimated discounted future net cash flows expected to be generated over the life of the San Juan mine.

        At December 31, 1997 the carrying value of the San Juan property was reduced from its cost, $2,200,000, to its estimated recoverable value of $659,214, at a write down of $1,540,785. The estimated recoverable value is based on an independent, outside appraisal.

        In February 1997 the Company sold its interest in its oil and gas properties for $17,500 cash and recognized a gain of $17,500. In September 1997 the Company sold its interest in the Humbolt Starlight property for $40,000 cash and its interest in the Aurora properties for $100,000 cash. The Company recognized a gain of $140,000 on these transactions. In August 1997 the Company sold equipment and supplies to the President of the Company for $385,300. Cash payments of $157,300 were received and $228,000 in debt was assumed. In December 1997 the company sold its interest in the Hilltop property for $10,000 cash and recognized a gain of $10,000.


5.      OTHER ASSETS


        Other assets at December 31 were as follows:                     1997

        Reclamation Bonds                                      $      180,919
        Deferred Financing costs                                            -
                                                               --------------

                                                               $      180,919
                                                               ==============


6.      ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

       Accounts payable and accrued liabilities at December 31 were as follows:

                                                                        1997

        Trade payables                                        $      114,756
        Accrued wages                                                  8,894
        Accrued sales and property taxes and insurance                95,202
                                                              --------------
                                                              $      218,852
                                                              ==============



7.      LONG-TERM DEBT

        Long-term debt at December 31 was as follows:                 1997

        Land purchase notes                                   $      115,126
        Equipment contract                                           935,228
        Convertible notes payable to shareholders                  9,141,927
        Discount on the price of stock underlying convertible notes        -
                                                               --------------

                                                                   10,192,281
        Less: current portion                                      10,177,992
                                                               --------------

                                                               $       14,289
                                                                ==============

        Activity in the convertible notes payable to shareholders for the years ended December 31 was as follows:

                                                                       1997

        Balance - beginning of year                              $   9,772,640
        Borrowings                                                     450,000
        Accrued interest                                               868,009
        Conversion to common and preferred stock                    (1,948,722)
                                                                --------------

        Balance - end of year                                   $    9,141,927
                                                                ==============

        Components of notes payable to shareholders for the years ended December 31 was as follows:
                                                                       1997

        Carl and Linda Seaman and family                        $    5,909,675
        Vengold Inc.                                                 3,232,252
        Cygni S.A.                                                           -
        Income Partnership of America, Ltd.                                  -
                                                                --------------

                                                                $    9,141,927
                                                                ==============


        Maturities of long term debt at December 31, 1997 are as follows:

        1998                                                   $   10,177,992
        1999                                                            5,695
        2000                                                            6,255
        2001                                                            2,339
        Thereafter                                                          -
                                                               --------------
                                                                $  10,192,281
                                                               ==============


        Payments on the land purchase notes were discontinued in July of 1997. One note was cancelled and the property returned to the original owner, the remaining notes are in default and the land will be returned to the original owners.

        The equipment contract is secured by the equipment with interest at 8.6 percent and was paid off from the proceeds from the sale of the equipment in April 1998.

        The convertible notes payable to Carl and Linda Seaman and family (the "Seamans") are collateralized by the San Juan and Big Horn mines, mature November 15, 1998 and bear interest at 10%. Interest accruing for the first two years is payable in Class A common stock at $2.56 per share and in cash thereafter. On May 17, 1996, the Company borrowed an additional $500,000 from Carl Seaman under the same terms except that principal and interest is convertible into Class A common stock at $1.75 per share. Additionally, Mr. Seaman was granted the right to convert $500,000 of the Seamans' existing convertible debt into Class A common stock at $1.75 per share as well. If a private placement is completed prior to November 15, 1998 at a price below $1.75 per share, Mr. Seaman would have the right to change the conversion price of his new note to the same as that under the private placement. At December 31, 1997, $1,000,000 of debt is convertible into 571,428 shares of Class A common stock at $1.75 per share and $4,302,783 is convertible into 1,229,367 shares of Class A common stock at $3.50 per share. (See Note 11.)

        The convertible note payable to Vengold Inc. is collateralized by the San Juan and Big Horn mines, matures November 15, 1998, bears interest at 10% and is convertible into 1,171,875 shares of Class A common stock at $2.56 per share. Interest accruing for the first two years is payable in Class A common stock at $2.56 per share and in cash thereafter. (See
        Note 11.)

        In October 1996 the company issued for $1,150,000 a convertible note payable to Cygni S.A., bearing interest at 8% and maturing October 1, 1998. The note was convertible into shares of Class A common stock at a conversion price equal to the lesser of (a) the market price of the common stock on October 17, 1996, or (b) seventy five per cent of the market price if the conversion is before January 25, 1997 or seventy per cent of the market price if the conversion is after January 24, 1997. The market price for the applicable date is defined as the average closing bid price of the common stock for five days preceding that date. The Company issued the convertible debentures in reliance upon an exemption from the registration provisions of the Securities Act of 1933, as amended, provided for in Regulation S promulgated thereunder. During 1996, $200,000 of principal was converted into 303,576 shares of Class A common stock. During 1997 the remaining principal of $959,000 andaccrued interest was converted into 5,301,289 shares of Class A common stock.

        In November 1996 the company issued for $500,000 a convertible note payable to Income Partnership of America, Ltd, bearing interest at 8% and maturing January 1, 2000. The note is convertible into shares of Series A convertible preferred stock at a conversion price of $1,000 per share. The number of shares of Class A common stock issuable upon the conversion of the preferred stock is determined by dividing the number 1,000 by seventy five percent of the average bid price of the Class A common stock over a ten trading day period immediately preceding the conversion date. The debenture may be prepaid, without penalty, anytime after one hundred eighty days from the date of issue. Likewise, the preferred stock may be redeemed by the Company at its liquidation value of $1,000 per share, plus accrued dividends. Dividends on the preferred stock accrue at eight percent per annum and are cumulative. Any debenture or shares of preferred stock outstanding on January 1, 2000, automatically convert to shares of Class A Common Stock at the conversion price set forth above. So long as any debenture or share of preferred stock remain outstanding, the holder may not, directly or indirectly, initiate or maintain any short position in the securities of the Company. The Company issued the debentures in reliance upon an exemption from the registration provisions of the Securities Act of 1933, as amended, provided for in Regulation S promulgated thereunder. On March 7, 1997 all of the debentures and accrued interest amounting to $511,111 were converted to 512 shares of Series A convertible preferred stock and during 1997 241 shares of the preferred stock thus issued were converted into 4,700,796 shares of Class A common stock.

        On February 18, 1997 the Company issued convertible notes for $450,000 with interest at 8%, due February 1, 1999. The Company issued the convertible debentures in reliance upon an exemption from the registration provisions of the Securities Act of 1933, as amended, provided for in Regulation S promulgated thereunder. The debentures were offered and sold in an "offshore" transaction to qualified persons who were not "U.S. Persons," as defined in Regulation S. At the option of the holder, the principal and accrued interest may be converted into shares of the Company's Class A common stock after forty five days from the date of issuance at a conversion price equal to the lesser of seventy five percent of the market price of the common stock on February 18, 1997 or on the date of conversion. The market price for the applicable date is defined as the average closing bid price of the common stock for five days preceding that date. During 1997 the notes in the amount of $450,000 and accrued interest were converted into 10,267,786 shares of Class A Common Stock.

        Total interest costs during 1997 and 1996 were $1,332,240 and $1,457,746 respectively, of which $352,171 in 1996 was capitalized to development costs. Included in interest expense in 1997 and 1996 is $282,923 and $490,647, respectively, relating to the amortization of the discount in the price of the stock underlying the convertible debt. The offset to the discount in the price of the stock underlying the convertible debt is included in long term debt and credited to paid in capital as the debt is converted.


8.      INCOME TAXES

        The components of the deferred tax assets (liabilities) as of December 31 were as follows:

                                                                        1997

        Benefit from NOL's                                        $  12,597,000
        Exploration and development costs                            (3,691,000)
        Basis in mineral rights                                      (1,935,000)
        Property, plant & equipment                                    (926,000)

        Other                                                           (57,000)
                                                                 --------------

                                                                      5,988,000
        Less: valuation allowance                                    (5,988,000)
                                                                  --------------

        Net deferred tax assets                                 $            0
                                                                 ==============

        Due to the uncertainty of realization, a valuation allowance has been provided on all net deferred tax assets at both December 31, 1997.

        At December 31, 1997, the Company has net operating loss carryforwards (NOL's) of approximately $37,048,000 for Federal income tax purposes and $10,115,000 for state income tax purposes. $17,071,000 of the NOL's arose from predecessor companies that had changes of ownership as defined by Federal income tax laws. Such laws limit the annual utilization of NOL's in subsequent years. At December 31, 1997 NOL's available for current utilization are estimated to be $25,649,000. The Company's NOL's expire at various dates through 2011.


9.      CAPITAL STOCK

        Authorized Capital
        In August 1997 the shareholders approved an increase in the authorized common shares to 300,000,000 from 50,000,000 shares of common stock with a $.001 par value, of which 299,500,000 shares are designated as "Class A" common stock and 500,000 shares are designated as "Series 1 Class B" and "Series 2 Class B" common stock. The Board of Directors is authorized to provide for the issuance of Class B common stock and to determine the rights and privileges of the Class B common stock, including the conversion rights and voting rights of any such issuance without any further vote or action by shareholders. Class A common shareholders are entitled to one vote for each share on each matter submitted to a vote of shareholders.

        The Company is authorized to issue up to 10,000,000 shares of preferred stock with a $.001 par value. The Board of Directors is authorized to provide for the issuance of preferred stock in series and to determine the rights, preferences and privileges of the preferred stock, including the dividend rights, dividend rate, conversion rights, voting rights, rights and terms of redemption, liquidation preferences and sinking fund terms of any future series of preferred stock, the number of shares constituting any such series and the designation thereof, without any further vote or action by common shareholders. Shares of preferred stock may be issued by the Board of Directors with voting, conversion or other rights that could have the effect of delaying, deferring or preventing a change in control of the Company, or that could adversely affect the voting power of Class A common shareholders. On November 18, 1996 the Company authorized the issuance of 2,400 shares of Series A Convertible Preferred Stock in connection with the issuance of convertible debt of which 512 shares were issued in 1997 and 241 shares converted.

        Series 1 Class B Common Stock
        At December 31, 1996, 638 shares of Series 1 Class B common stock were owned by a former Director. Each share of Series 1 Class B common stock may be converted into 100 shares of Class A common stock for every $25,000 increment of equity, debt, or project financing raised by the Company through the Director's efforts. The Company has the right to repurchase the Series 1 Class B shares for cash, before the shares are converted, or upon certain events.

        Class A Common Stock
        The Company has reserved approximately 19,500,000 shares of Class A common stock for future issuance in connection with convertible notes (see Note 9) and 315,000 shares of Class A common stock for future issuance in connection with the exercise of options and warrants.

        Issuance of Class A Common Stock to Directors and Officers
        The Company has a Directors Stock Compensation plan adopted on October 14, 1991 of which 81,740 shares of Class A common stock were available for issuance at December 31, 1997. The plan provides for the initial grant of $10,000 of shares of Class A common stock to each director upon the initial election or appointment as director and the annual grant of $10,000 of Class A shares to each director who has been elected or appointed to the board on or after June 18, 1993. The number of Class A shares granted are derived by dividing the average bid price for the Class A shares for the preceding year or quarter, whichever is lower into $10,000. No shares were issued in 1997 and during 1996, 18,850 shares of Class A common stock were granted under this plan.

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

        On May 12, 1998 the note became due and was in default. The shares were returned to the company.

        Private Placements
        On November 15, 1995 the Company completed a private placement with Vengold Inc. and restructured its convertible debt with the Seamans. The Company received $5,000,000 from the private placement which comprised $2,000,000 for 39,062.5 shares of the Company's Series 2 Class B common stock, $3,000,000 principal convertible debt, warrants to purchase 2,000,000 shares of Class A common stock at $3.50 per share expiring on December 31, 1996 and warrants to purchase an additional 2,000,000 shares of Class A common stock at $4.00 per share expiring November 15, 1997. The Series 2 Class B shares convert at the rate of 20 shares of Class A common stock for each share of Series 2 Class B common stock. The $2,000,000 Series 2 Class B shares equates to $2.56 per share of Class A common stock. The Series 2 Class B shares have the same rights as the Class A shares except that the Series 2 Class B shareholders have the right to elect two directors to the Board of Directors. A project committee of the Board was formed to approve project budgets for the expenditure of the $5,000,000 and proceeds from future warrant exercises. The Committee was comprised of three directors, two of which could be appointed by the Series 2 Class B shareholders. In May 1996, the Board of Directors determined that the proceeds received in the private placement had been fully expended and as a result, the two directors appointed by Vengold Inc. resigned and the Board dissolved the Budget Committee. On August 15, 1996 Vengold Inc. converted the 39,062.5 shares of Class B Series 2 common stock into 781,250 shares of Class A common stock.


10.     STOCK OPTIONS

        Stock option transactions for the year ended December 31, 1997 were as follows:


                                               Number of               Exercise            Exercisable
                                               Class A Shares          Price Per Share     Options

        Outstanding at December 31, 1996              723,500          1.75 - 4.94          501,000
           Granted                                      3,000           .78                   3,000
           Cancelled                                 (572,000)          .78 - 4.94         (434,500)
           Vested                                            -         2.06 - 3.05           55,000
                                                 --------------                            ---------

       Outstanding at December 31, 1997              154,500          $   .78-4.00          124,500
                                                    ===========                           ==========


        In accordance with the pro forma disclosure requirements of SFAS 123, the Company's net loss and loss per share for the year ended December 31, 1996 would have been increased to the pro forma amounts indicated below:

                                                                        1996
        Net loss                 As reported                   $  (14,394,185)
                                 Pro forma                     $  (14,478,303)

        Net loss per share       As reported                   $        (1.31)
                                 Pro forma                     $        (1.32)

        The weighted average fair value of the options granted during 1996 was $0.75. The fair value of each stock option is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: risk-free rate of 6.5%, expected life of
        4.8 years, expected volatility of 70% and no dividend yield.

        The Company grants incentive stock options to directors, officers and employees pursuant to the Siskon Stock Option Plan (the "Plan"), as amended, under which options are granted to eligible employees at the discretion of the Stock Option and Compensation Committee (the "Committee"). Options have a term of up to ten years, and become exercisable as determined by the Committee. The exercise price of the options granted is not less than the fair market value of the shares at the date of grant. Generally, stock options when granted are exercisable all or in part at the discretion of the option holder and are non-transferable. In addition, optionees must continue to hold a position with the Company for three months beyond the date of grant of the option for it to become effective, subject to waiver in certain circumstances. The exercise price of an option is payable at the time of exercise. At December 31, 1997 and 1996 there were 572,000 and 53,000 shares respectively, of Class A common stock available to grant.


11.     WARRANTS

        Warrant transactions for the two years ended December 31, 1996 were as follows:


                                              Number of Class           Exercise          Exercisable
                                                 A Shares           Price Per Share        Warrants

       Outstanding at December 31, 1995            4,719,083        $2.82 - $7.50          4,719,083
           Granted                                   100,000         2.00                    100,000
           Cancelled                              (2,000,000)        3.50                 (2,000,000)
                                                   -----------                            -----------

       Outstanding at December 31, 1996             2,819,083         2.00  - 7.50         2,819,083
           Cancelled                               (2,659,083)        2.82    7.50        (2,659,083)
                                                   -----------                            -----------

       Outstanding at December 31, 1997               160,000       $2.00 - $4.00            160,000
                                                   ===========                            ===========


       In October 1996, the Company issued underwriter warrants to purchase 100,000 shares of Class A common stock at a price of $2.00 which expire in 1998.


12.    SUPPLEMENTAL CASH FLOW INFORMATION

       Noncash investing and financing activities for the years ended December 31 were as follows:


                                                        1997              1996

        Common stock issued for services             $     -         $  50,000
        Common Stock issued for interest              73,973           809,307
        Accrued interest on convertible debt         165,774            10,983
        Capitalized interest                               -           352,171
        Capitalized depreciation                           -           291,192
        Conversion of convertible debt              2,646,961          247,695
        Conversion of preferred stock                   3,532                -
        Discount on price of stock underlying
         convertible debt                             282,923          548,289
        Borrowings of equipment debt                   46,682          306,541

        Cash paid for interest during 1997 and 1996 totalled $166,232 and $60,064 respectively.


13.     RELATED PARTY TRANSACTIONS

        During 1997 and 1996, the Company incurred expenses of $108,995 and $239,850 respectively, to directors, former directors, officers, and shareholders for legal, geological and other consulting services. See also Note 9 related to convertible notes payable issued to shareholders.


14.     COMMITMENTS AND CONTINGENCIES

        Operating Leases
        The Company leased office space under a noncancellable operating lease. Rent expense for 1997 and 1996 totalled $33,941 and $36,785 respectively. Subsequent to year end the company relocated it corporate office.

        Reclamation
        Costs accrued for the San Juan Mine amounted to $140,369 in 1997. Reclamation costs incurred in 1997 amounted to $74,608.

        Environmental

        In May 1991, the Company received a request from the California Regional Water Quality Control Board to prepare an environmental site assessment report on a site known as the Croman Mill Site, located in Siskiyou County, California. In April 1996, state and federal environmental officials and a representative of the Company conducted a site visit. Several soil and water samples were taken by the officials as well as the Company. The Croman Mill Site is a historical mining mill site which contains stockpiled mine tailings from mining operations conducted by prior operators and owners and represents a "pre-existing" condition in relation to the time the Company owned the property. The Company owned the site from 1989 to June 1996 and did not conduct any mining related activities on the site during that time. On September 23, 1997 the CAL RWQCB issued a tentative cleanup and abatement order 97-116 for the Old Grey Eagle tailings disposal site naming the companies whoever operated the Grey Eagle Mine and disposed the mine tailings at the site and subsequent mine owners of the property including the Company. Comments are due by October 15, 1997. The Company intends to seek indemnification from the prior owners and operators of the property.

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

        In March of 1998 attorneys representing a homeowner filed a lawsuit in Nevada County Superior court, against Siskon alleging the water quality of their well was affected by Siskon's operations. The plaintiff has asserted that on or about September 1, 1995 the properties domestic water wells were depleted of water, causing deterioration of the quantity and quality of water available. The plaintiff further asserts that as a result of the impacted well there have been losses due to damage of personal property and general damages. The plaintiff is suing for general and other damages.


15.     FAIR VALUE OF FINANCIAL INSTRUMENTS

        The carrying values of the Company's cash and cash equivalents, notes receivable and long term debt approximate their estimated fair values.

16.     GOING CONCERN

        As discussed in Note 1, during 1997 the Company suspended all mining operations, wrote down $5,575,190 of development costs and mineral rights, wrote down its plant and equipment to net realizable value and wrote down its San Juan property from its cost of $2.2 million to an estimated realizable value of $659,214. Subsequent to December 31, 1997, the Company liquidated all operating plant an equipment. Currently all properties are in a care and maintenance mode.

        The Seaman and Vengold notes payable, see note 7, are both collateralized by the San Juan and Big Horn properties; both notes mature November 15, 1998. The Company is in default on both notes due to its failure to keep property taxes paid current on these properties.

        Subsequent to year end the Company relocated its administrative office and reduced it staff to two full time employees.

        Because of the uncertainty of the Company to continue its operations and to satisfy it creditors on a timely basis, there is substantial doubt about the company's ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary should the company be unable to continue as a going concern.

                                           EXHIBITS

                              FORM 10-KSB - ITEM 13

                             SISKON GOLD CORPORATION

                                LIST OF EXHIBITS

   The following Exhibits of the Company are included in response to Item 13.

21.1    List of Subsidiaries
23.1    Consent of Lund & McSweeney, Certified Public Accountants